Form 10-Q
period 2021-04-30
GLOBAL LEADERS CORP
filed 2021-06-21
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

Commission File No. 333-251324

GLOBAL LEADERS CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 512, InnoCentre

72 Tat Chee Avenue,

Kowloon Tong, Hong Kong

Hong Kong

(Address of principal executive offices, zip code)

Tel: (852) 8102 3633

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [X] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [  ] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]. No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 18, 2021, there were 153,613,500 shares of common stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED APRIL 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Global Leaders Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward - looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2021 AND OCTOBER 31, 2020

(Expressed in U.S. Dollars)

	April 30, 2021	October 31, 2020
	(Unaudited)
ASSETS
Current assets Cash and cash equivalents	$79,658	$573,425
Accounts receivable	1,030	-
Total currents assets	80,688	573,425

TOTAL ASSETS	$80,688	$573,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and customer deposit	$6,762	$645
Accrued expenses due to related party	50,000	-
Due to an officer	4,460	2,933
Total current liabilities	61,222	3,578

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value, 600,000,000 shares authorized; 153,613,500 shares issued and outstanding	15,361	15,361
Additional paid in capital	662,349	662,349
Accumulated other comprehensive income	71	4
Accumulated deficit	(658,315)	(107,867)
Total stockholders’ equity	19,466	569,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,688	$573,425

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended April 30, 2021	Six months ended April 30, 2021

Revenues:
Service revenue (including $0 and $151 of service revenue from a related party for the three and six months ended April 30, 2021, respectively)	$16,252	$16,661
Total revenue	16,252	16,661

Operating costs and expenses:
Cost of service revenue ($1,771 of cost of service to a related party for the three and six months ended April 30, 2021)	7,580	7,709
General and administrative (including $107,345 and $399,019 of general and administrative expense to related parties for the three and six months ended April 30, 2021, respectively)	196,550	559,401
Total operating costs and expenses	204,130	567,110

Loss from operations	(187,878)	(550,449)

Other income:
Interest income	1	1
Total other income	1	1

Net loss	(187,877)	(550,448)
Other comprehensive income:
-Foreign currency translation income	66	67
Comprehensive loss	$(187,811)	$(550,381)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	153,613,500	153,613,500

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 31, 2021

(Expressed in U.S. Dollars)

Three months ended April 30, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Number	Amount	Capital	Income	Deficit	Total
Balance, January 31, 2021	153,613,500	$15,361	$662,349	$5	$(470,438)	$207,277
Foreign currency translation	-	-		66	-	66
Net loss	-	-	-	-	(187,877)	(187,877)
Balance, April 30, 2021	153,613,500	$15,361	$662,349	$71	$(658,315)	$19,466

Six months ended April 30, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Number	Amount	Capital	Income	Deficit	Total
Balance, October 31, 2020	153,613,500	$15,361	$662,349	$4	$(107,867)	$569,847
Foreign currency translation	-	-	-	67	-	67
Net loss	-	-	-	-	(550,448)	(550,448)
Balance, April 30, 2021	153,613,500	$15,361	$662,349	$71	$(658,315)	$19,466

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2021

(Expressed in U.S. Dollars)

(Unaudited)

Six months
ended
April 30, 2021

Cash Flows From Operating Activities
Net loss	$(550,448)
Change in operating assets and liabilities:
Accounts receivable	(1,030)
Accrued liabilities and customer deposit	6,117
Accrued expenses due to related party	50,000
Net cash used in operations	(495,361)

Cash Flows From Financing Activities
Advances from an officer	1,527
Net cash provided by financing activities	1,527

Effect of exchange rate changes in cash and cash equivalents	67
Net change in cash and cash equivalents	(493,767)
Cash and cash equivalents, beginning of period	573,425

Cash and cash equivalents, ending of period	$79,658

Supplementary Cash Flow Information
Cash paid for:
Interest	-
Income taxes	-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2021

(Expressed in U.S. Dollars)

(Unaudited)

ITEM 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Global Leaders Corp., a Nevada corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form S-1, as amended, as filed with the SEC. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1, as amended. The condensed consolidated balance sheet as of October 31, 2020, included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 2021.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Global Leaders Corporation, a holding company incorporated in Anguilla, and Global Leaders Academy Limited, a company we operate through incorporated in Hong Kong. All intercompany balances and transactions have been eliminated in consolidation.

COVID-19

The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. The Company monitors guidance from national and local public health authorities and has implemented health and safety precautions and protocols in response to these guidelines. The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify at this time.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended April 30, 2021, the Company incurred a net loss of $550,448 and used cash in operations of $495,361. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2020, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At April 30, 2021, our cash balance was $79,658. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates for the accruals of potential liabilities.

Revenue recognition

The Company recognizes revenues when its customer obtains control of promised services, in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company recognizes revenue following the five-step model prescribed by Accounting Standards Codification (ASC) 606, “Revenue from Contracts”, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services. Revenues are recognized when control of the promised services is transferred to our customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Cash and cash equivalents

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds.

	As of April 30, 2021	As of October 31, 2020
	(Unaudited)
Cash and cash equivalents
Denominated in United States Dollars	$45,363	$290,490
Denominated in Hong Kong Dollars	34,295	282,935
Cash and cash equivalents	$79,658	$573,425

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of April 30, 2021, substantially all of the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality

Accounts Receivable

Accounts receivable is recorded net of an allowance for any uncollectible accounts if deemed necessary, and payments are generally due within thirty to forty-five days of invoicing. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At April 30, 2021, the Company did not record any allowance for uncollectible accounts.

Fair value measurements

The Company follows the guidance of ASC 820-10, “Fair Value Measurements and Disclosures”, with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, prepaids and other current assets, accrued liabilities and customer deposit, due to an officer, and due to a related party, approximate their fair values because of the short-term nature of these financial instruments.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary maintains its books and records in its functional currency, Hong Kong Dollars (“HK$”).

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not the US$, are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the period:

As of and for the six months ended April 30, 2021
Period-end HK$ : US$1 exchange rate	7.76
Period-average HK$ : US$1 exchange rate	7.76

Net income (loss) per share

The Company calculates net (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net (loss) per share is computed by dividing the net (loss) by the weighted-average number of common shares outstanding during the period. Diluted net (loss) per share is computed similar to basic net (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of April 30, 2021, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the three and six months ended April 30, 2021, two customers accounted for 48% (24% and 24%) and 46% (23% and 23%) of the Company’s revenues, respectively.

For the three and six months ended April 30, 2021, two vendors accounted for 46% (34% and 12%) and three vendors accounted for 66% (29%, 26% and 11%) of the Company’s costs and expenses, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services.

Our services provided are considered to be one performance obligation, revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that cost will exceed revenue.

Revenue from services

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

For the three months ended April 30, 2021, the Company recorded $16,252 of service revenue. For the six months ended April 30, 2021, service revenue was $16,661, including $151 from a related party.

Cost of revenues

Cost of service revenue primarily consists of other professional fees directly attributable to the services rendered.

For the three and six months ended April 30, 2021, the Company incurred $7,580 and $7,709 of costs of service revenue, including $1,771 to a related party, respectively.

3. RELATED PARTY TRANSACTIONS

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), Chief Executive Officer and Director of the Company, is a 19.6% shareholder in the Company. In addition, two companies wholly owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited (“CSG Group”), are each a 19.5% shareholder in the Company.

At April 30, 2021, Mr. Peter Yip had advanced $4,460 to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

During the six months ended April 30, 2021, the Company incurred total fees to entities wholly owned by Mr. Peter Yip of $224,521. Fees paid to CS Global totaled $162,594 during the six months ended April 30, 2021, including advertising and promotion expense of $42,320, management fee of $60,342, administration fee of $59,932. Also during the six months ended April 30, 2021, the Company incurred consulting fee of $61,928 to Asia Pacific Management & Family Office Limited, a company incorporated in Hong Kong, and is wholly owned by Mr. Peter Yip.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 5.86% shareholder in the Company. In addition, three executives of Greenpro are collectively 10.4% shareholders in the Company. During the six months ended April 30, 2021, the Company recorded revenue from Greenpro of $151, incurred total costs and fees to Greenpro of $176,268, including cost of service revenue of $1,771 and professional fees of $174,497 related to Greenpro. At April 30, 2021, the Company had professional fees payable to Greenpro of $50,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Global Leaders Corp., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2020 audited financial statements and related notes included in the Company’s most recent Annual Report on Form S-1 for the year ended October 31, 2020 (File No. 333-251324), as filed with the SEC on December 14, 2020. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

Global Leaders Corp. (the “Company” or “we”) was incorporated in the State of Nevada on July 20, 2020 and has a fiscal year end of October 31.

Going Concern

For the six months ended April 30, 2021, the Company incurred a net loss of $550,448 and used cash in operations of $495,361. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2020, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At April 30, 2021, our cash balance was $79,658. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

CRITICAL ACCOUNTING POLICIES

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Revenue recognition

The Company recognizes revenues when its customer obtains control of promised services, in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company recognizes revenue following the five-step model prescribed by Accounting Standards Codification (ASC) 606, “Revenue from Contracts”.

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services. Revenues are recognized when control of the promised services is transferred to our customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in the accompanying condensed consolidated financial statements.

PLAN OF OPERATION

We started our business in 2020 and have a limited operating history. Our business commenced in 2020 and we intend to continue to expand the scope and geographic reach of our services by extending our coverage to service more clients in different regions. Such future plans are based on current intentions and assumptions. Our expansion plan may be hindered by factors beyond our control, such as general market conditions, our ability to attract qualified employees, government policies relevant to our industry, our ability to maintain our existing competitive advantages and new market entrants. For example, there may be ownership restrictions in new jurisdictions where we intend to expand. In order for us to operate as a management consultancy services provider in these jurisdictions, we may be required to identify suitable local partners in order to enter into such new markets. If we are unable to successfully implement our growth strategy, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Our anticipated future growth will likely place significant demand on our management and operational efficiency. Our success in managing our growth will depend, to a significant degree, on our ability to attract more new clients and retain existing clients and launch new services, and successfully monetize them, to increase our revenue. In addition, we will have to successfully adapt our existing services to changing industry and user conditions, and expand, train and manage our employees. The market in which we operate is highly dynamic and may not develop as expected. Our clients may not fully understand the value of our services and potential clients and candidates may have difficulty distinguishing our services from those of our competitors. If we are unable to properly and prudently manage our operations as we continue to grow in this dynamic and evolving market, or if the quality of our services deteriorates due to mismanagement, our brand name and reputation could be severely harmed, which would materially and adversely affect our business, financial condition and results of operations.

Results of Operations

Six Months Ended April 30, 2021

We recorded $16,661 of service revenue for the six months ended April 30, 2021, including $151 from a related party.

For the six months ended April 30, 2021, cost of service revenue was $7,709, including $1,771 to a related party, and general and administrative expense was $559,401, including $399,019 to related parties.

Liquidity and Capital Resources

At April 30, 2021, our cash balance was $79,658. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2021. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of April 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2021, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

17.1	Departure of Director and Appointment of Officer dated June 4, 2021 (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251324), as filed with the Securities and Exchange Commission on December 14, 2020.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on June 4, 2021.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: June 18, 2021	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

