Form 10-Q
period 2021-07-31
GLOBAL LEADERS CORP
filed 2021-09-10
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒. No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 10, 2021, there were 153,638,500 shares of common stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED JULY 31, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2021 AND OCTOBER 31, 2020

(Expressed in U.S. Dollars)

	July 31, 2021	October 31, 2020
	(Unaudited)
ASSETS
Current assets Cash and cash equivalents	$24,435	$573,425
Accounts receivable	257	-
Total currents assets	24,692	573,425

TOTAL ASSETS	$24,692	$573,425

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued liabilities	$644	$645
Accrued expenses due to related party	70,000	-
Advances due to officer	12,813	2,933
Total current liabilities	83,457	3,578

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value, 600,000,000 shares authorized; 153,638,500 shares issued and outstanding	15,364	15,361
Additional paid in capital	682,346	662,349
Shares to be issued-deposit received for share subscription	35,000	-
Accumulated other comprehensive income	255	4
Accumulated deficit	(791,730)	(107,867)
Total stockholders’ (deficit) equity	(58,765)	569,847

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$24,692	$573,425

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended July 31, 2021	Nine months ended July 31, 2021

Revenues:
Service revenue	$2,590	$19,100
Service revenue-related parties	1,507	1,658
Total revenue	4,097	20,758

Operating costs and expenses:
Cost of service revenue (including $0 and $1,771 of cost of service to a related party for the three and nine months ended July 31, 2021)	964	8,673
General and administrative (including $50,474 and $449,492 of general and administrative expense to related parties for the three and nine months ended July 31, 2021, respectively)	136,548	695,949
Total operating costs and expenses	137,512	704,622

Loss from operations	(133,415)	(683,864)

Other income:
Interest income	-	1
Total other income	-	1

Net loss	(133,415)	(683,863)
Other comprehensive income:
-Foreign currency translation income	184	251
Comprehensive loss	$(133,231)	$(683,612)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	153,623,500	153,616,833

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2021

(Expressed in U.S. Dollars)

Three months ended July 31, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Shares To Be	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	Issued	Income	Deficit	(Deficit)
Balance, April 30, 2021	153,613,500	$15,361	$662,349	$-	$71	$(658,315)	$19,466
Cash received from sale of shares	25,000	3	19,997	-	-	-	20,000
Shares to be issued-deposit received for share subscription	-	-	-	35,000	-	-	35,000
Foreign currency translation	-	-		-	184	-	184
Net loss	-	-	-	-	-	(133,415)	(133,415)
Balance, July 31, 2021	153,638,500	$15,364	$682,346	$35,000	$255	$(791,730)	$(58,765)

Nine months ended July 31, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Shares To Be	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	Issued	Income	Deficit	(Deficit)
Balance, October 31, 2020	153,613,500	$15,361	$662,349	$-	$4	$(107,867)	$569,847
Cash received from sale of shares	25,000	3	19,997	-	-	-	20,000
Shares to be issued-deposit received for share subscription	-	-	-	35,000	-	-	35,000
Foreign currency translation	-	-	-	-	251	-	251
Net loss	-	-	-	-	-	(683,863)	(683,863)
Balance, July 31, 2021	153,638,500	$15,364	$682,346	$35,000	$255	$(791,730)	$(58,765)

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

Nine months ended
July 31, 2021

Cash Flows From Operating Activities
Net loss	$(683,863)
Change in operating assets and liabilities:
Accounts receivable	(257)
Accrued expenses due to related party	70,000
Net cash used in operations	(614,120)

Cash Flows From Financing Activities
Advances from an officer	9,880
Shares to be issued-deposit received for share subscription	35,000
Proceeds from shares issued for cash	20,000
Net cash provided by financing activities	64,880

Effect of exchange rate changes in cash and cash equivalents	250
Net change in cash and cash equivalents	(548,990)
Cash and cash equivalents, beginning of period	573,425

Cash and cash equivalents, ending of period	$24,435

Supplementary Cash Flow Information
Cash paid for:
Interest	-
Income taxes	-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2021

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

The Company was incorporated on July 20, 2020. There were no operations between July 20, 2020 (inception) and July 31, 2020; accordingly, there is no financial statement information presented for the period July 20, 2020 (inception) and July 31, 2020, on the accompanying unaudited condensed consolidated financial statements.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended July 31, 2021, the Company incurred a net loss of $683,863 and used cash in operations of $614,120, and at July 31, 2021, had a stockholders’ deficit of $58,765. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2020, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At July 31, 2021, our cash balance was $24,435. Management estimates that the current funds on hand will be sufficient to continue operations through the next two months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

	As of July 31, 2021	As of October 31, 2020
	(Unaudited)
Cash and cash equivalents
Denominated in United States Dollars	$3,273	$290,490
Denominated in Hong Kong Dollars	21,162	282,935
Cash and cash equivalents	$24,435	$573,425

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of July 31, 2021, substantially all of the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality

Fair value measurements

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the period:

As of and for the nine months ended July 31, 2021
Period-end HK$ : US$1 exchange rate	7.77
Period-average HK$ : US$1 exchange rate	7.76

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net (loss) by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of July 31, 2021, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the three months ended Jul 31, 2021, no customer accounted for 10% of the Company’s revenue. For the nine months ended July 31, 2021, two customers accounted for 39% (20% and 19%) of the Company’s revenue.

For the three months ended July 31, 2021, no vendor accounted for 10% of the Company’s cost and expense. For the nine months ended July 31, 2021, two vendors accounted for 47% (27% and 20%) of the Company’s cost and expense.

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

For the three and nine months ended July 31, 2021, the Company recorded $4,097 and $20,758 of service revenue, including $1,507 and $1,658 from a related party, respectively.

Cost of revenues

Cost of service revenue primarily consists of other professional fees directly attributable to the services rendered.

For the three and nine months ended July 31, 2021, the Company incurred $964 and $8,673 of costs of service revenue, including $0 and $1,771 to a related party, respectively.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

Shares issued for cash in private placement

In June 2021, the Company sold 25,000 shares of restricted common stock to two shareholders at a price of $0.80 per share, for total proceeds of $20,000.

Shares to be issued-deposit received for share subscription

In July 2021, the Company received $35,000 from an investor as a deposit for a future share subscription. In September 2021, the Company received an additional $15,000 from the investor for total proceeds of $50,000, and agreed to issue 62,500 shares of restricted common stock at a price of $0.80 per share.

Note 4. RELATED PARTY TRANSACTIONS

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), Chief Financial Officer and Director of the Company, is a 19.6% shareholder in the Company. In addition, two companies wholly owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited (“CSG Group”), are each a 19.5% shareholder in the Company.

At July 31, 2021, Mr. Peter Yip had advanced $12,813 to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

During the nine months ended July 31, 2021, the Company incurred total fees to entities wholly owned by Mr. Peter Yip of $234,569. Fees paid to CS Global totaled $172,641 during the nine months ended July 31, 2021, including advertising and promotion expense of $42,320, management fee of $70,389, and administration fee of $59,932. Also during the nine months ended July 31, 2021, the Company incurred consulting fee of $61,928 to Asia Pacific Management & Family Office Limited, a company incorporated in Hong Kong, and is wholly owned by Mr. Peter Yip.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 5.9% shareholder in the Company. In addition, three executives of Greenpro are collectively 10.4% shareholders in the Company. During the nine months ended July 31, 2021, the Company recorded revenue from Greenpro of $1,658, incurred total costs and fees to Greenpro of $216,694, including cost of service revenue of $1,771 and professional fees of $214,923 related to Greenpro. At July 31, 2021, the Company had professional fees payable to Greenpro of $70,000.

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

Going Concern

For the nine months ended July 31, 2021, the Company incurred a net loss of $683,863 and used cash in operations of $614,120, and at July 31, 2021, had a stockholders’ deficit of $58,765. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2020, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At July 31, 2021, our cash balance was $23,435. Management estimates that the current funds on hand will be sufficient to continue operations through the next two months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Results of Operations

Nine Months Ended July 31, 2021

We recorded $20,758 of service revenue for the nine months ended July 31, 2021, including $1,658 from a related party.

For the nine months ended July 31, 2021, cost of service revenue was $8,673, including $1,771 to a related party, and general and administrative expense was $695,949, including $449,492 to related parties.

Liquidity and Capital Resources

At July 31, 2021, our cash balance was $24,435. Management estimates that the current funds on hand will be sufficient to continue operations through the next two months. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2021. This evaluation was carried out by our Chief Executive Officer and Chief Financial Officer, who also serve as our principal executive officer, and principal financial and accounting officer, respectively. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2021, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued and sold 12,500 restricted shares of its common stock to each of investors, Kay Tak Mei and Kay Kin Mei on June 25, and June 30, 2021 respectively in a private placement at $10,000 each or $0.8 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

17.1	Departure of Director and Appointment of Officer dated June 4, 2021 (2)

17.2	Departure of Director and Appointment of Officer dated June 22, 2021 (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251324), as filed with the Securities and Exchange Commission on December 14, 2020.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on June 4, 2021.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on June 23, 2021.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: September 10, 2021	By:	/s/ Leung Chi Chung Michael
	Name:	Leung Chi Chung Michael
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 10, 2021	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)

