Form 10-K
period 2021-10-31
GLOBAL LEADERS CORP
filed 2022-01-28
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒. No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

There is no public trading market for the shares of common stock of Global Leaders Corp. As a result, the aggregate market value of the common units held by non-affiliates of Global Leaders Corp. cannot be determined.

As of January 28, 2022, there were 153,726,000 shares of common stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Global Leaders Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward - looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

We are a Company with a focus on start-up advisory and corporate consulting services, targeting start-up companies and young entrepreneurs in the Asia-Pacific Region.

Global Leaders Corporation was incorporated under the laws of the State of Nevada on July 20, 2020. Our principal mailing address is located at Unit 512, InnoCentre, 72 Tat Chee Avenue, Kowloon Tong, Hong Kong.

On July 20, 2020, Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”) was appointed Chief Executive Officer, President and Director of the Company.

On August 25, 2020, Global Leaders Corporation, a Nevada company, acquired 100% of the equity interests of Global Leaders Corporation, an Anguilla company, in consideration of $200 (U.S. Dollars). Mr. Peter Yip was the beneficiary of the $200 (U.S. Dollars). Global Leaders Corporation, a Nevada company, now owns 100% of Global Leaders Corporation, an Anguilla company.

On August 25, 2020, Global Leaders Corporation, an Anguilla company, our wholly owned subsidiary, acquired 100% of the equity interests of Global Leaders Academy Limited (“GLA”), a Hong Kong company, in consideration of $1 (Hong Kong Dollars). Mr. Peter Yip was the beneficiary of the $1 (Hong Kong Dollars).

On September 1, 2020, Ms. Yip Man Chin Rosa (“Ms. Rosa Yip”) was appointed Chief Financial Officer, Secretary, Treasurer and Director to the Company.

On September 1, 2020, Mr. Cheung Yiu Chung Bruce (“Mr. Bruce Cheung”) was appointed Chief Business Officer, and Director to the Company.

On June 4, 2021, Ms. Rosa Yip resigned from the positions of Chief Financial Officer, Secretary, Treasurer and Director of the Company, and Mr. Peter Yip was appointed as the Company’s Chief Financial Officer, Secretary and Treasurer.

On June 22, 2021, Mr. Bruce Cheung resigned as Chief Business Officer and Director of the Company.

On June 22, 2021, Mr. Peter Yip resigned as Chief Executive Officer, and Mr. Leung Chi Chung Michael (“Mr. Michael Leung”) was appointed as Chief Executive Officer and Director of the Company.

On September 23, 2021, Mr. Michael Leung resigned as Chief Executive Officer and Director of the Company, and Mr. Peter Yip was appointed as Chief Executive Officer.

Mr. Peter Yip currently holds the positions of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company, respectively.

DESCRIPTION OF BUSINESS

We provide consultancy services to management executives of small and medium enterprises in Hong Kong. We aim to build high-performance teams and train the mindset of our client’s management executives by boosting their management efficiency at execution, as well as analyzing and improving the company culture of our client through our professional consultancy services.

Details of our consultancy service

Our consultancy service is divided into three stages: 1) Diagnosis Stage; 2) Execution of Solutions Stage; and 3) Follow-up Stage.

1)	Diagnosis Stage

At initial stage, to provide tailor-made solutions to our clients, we conduct interviews and meetings with management executives, which can be conducted face-to-face or online. The interviews and meetings help us to understand and analyze the company culture and management style, which give us an overall review on the company and identify any critical problems and challenges, internally or externally, our clients are facing. After that, we prepare a diagnosis report, in which we analysis client’s business strategies and identify their talents and capabilities gap. We also provide solutions that tailer for our clients to overcome their challenges, which includes follow up workshops, personal trainings, and meetings. We gave our suggestion for illustrating the future company development blueprints by giving a right direction and build the culture of the company and right mindset or the managements.

Under normal circumstances, we have approximately three rounds of interviews and meetings and it takes approximately one to three months to complete the diagnosis stage.

2)	Execution of Solutions Stage

Upon agreement with the client, we execute the recommendations as advised in the diagnosis report. The workshops and trainings will be conducted by our outsourced qualified trainers or our staff.

To better facilitate the effectiveness of the workshop, the workshop will usually be consisted of two main parts: i) Pre-workshop questionnaire; and ii) Half-day workshop.

i)	Pre-workshop questionnaire

All participants must complete a questionnaire prior to workshop. The propose of the questionnaire is to gather opinion and has a preliminary understand of the participants, including their management mindsets and current company culture and sense. We could then better prepare for the workshop and have a higher degree or tailer for the training details.

ii)	Workshop

The workshop provides participants with discussions in different aspects, which includes challenges identification, strategic review, capabilities identification, talent match and departmental applications etc. The overall contents of the workshop will be fine-tuned based on the feedback gathered in the previous questionnaire conducted before the workshop.

3)	Follow-up stage

After the completion of the workshops, we follow up with clients regularly by meeting with the participants and managements. The meetings provide clients with guidance to identify success and failure incidence and critical success factors on an on-going basis.

Qualified trainers

To execute our solutions, we partner with qualified trainers for the preparation and delivery of workshops to our clients. The qualified trainers are selected based on their professional qualifications that are relevant to the industry of the clients and the teaching experience of the trainers. All qualified trainers are engaged under a trainer’s agreement.

Once our clients confirmed to proceed with our services, we will enter into a service contract with the client which includes the following salient terms and conditions:

- Scope of services:	Our standard contract defining the scope services to be agreed and rendered for our clients.

- Our obligations:	During the engagement period, we are obligated to 1) have meetings with management team members and provide a diagnosis report containing the recommendation and solutions to be taken by the client; 2) execute the solutions accordingly by a qualified trainer; and 3) provide follow-up meetings.

- Fees and payment:

Our consultancy fees are project-base, the fees depend on the level of complexity and the estimated manhours to be spent on the projects. The amount shall be agreed by both the client and the consultant prior to the engagement. The payment terms for the consultancy services are: -

1) 50% of total fee due within 10 days after completion of the workshop; and

2) remainder due within 10 days after completion of follow-up meeting.

Or

1) 30% of total fee due upon engagement;

2) 40% of total fee due within seven calendar days upon completion of diagnosis report; and

3) 30% of total fee due upon completion of workshop.

- Term of service:	Typically, the standard contracts terms are usually based upon the mutual agreed terms and conditions with consultant and clients.

Our targeted clients include small and medium sized companies in Hong Kong. We believe clients retain us because of our recognized expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.

PLAN OF OPERATION

Our business commenced in 2020 and we continue to expand the scope and geographic reach of our services by extending our coverage to service more clients in different regions. Such plans are based on current intentions and assumptions. Our expansion plan may be hindered by factors beyond our control, such as general market conditions, our ability to attract qualified employees, government policies relevant to our industry, our ability to maintain our existing competitive advantages and new market entrants. For example, there may be ownership restrictions in new jurisdictions where we intend to expand. For us to operate as a management consultancy services provider in these jurisdictions, we may be required to identify suitable local partners to enter such new markets. If we are unable to successfully implement our growth strategy, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Our anticipated future growth will likely place significant demand on our management and operational efficiency. Our success in managing our growth will depend, to a significant degree, on our ability to attract more new clients and retain existing clients and launch new services, and successfully monetize them, to increase our revenue. In addition, we will have to successfully adapt our existing services to changing industry and user conditions, and expand, train and manage our employees. The market in which we operate is highly dynamic and may not develop as expected. Our clients may not fully understand the value of our services and potential clients and candidates may have difficulty distinguishing our services from those of our competitors. If we are unable to manage our operations properly and prudently as we continue to grow in this dynamic and evolving market, or if the quality of our services deteriorates due to mismanagement, our brand name and reputation could be severely harmed, which would materially and adversely affect our business, financial condition, and results of operations.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our current business office is located at Unit 512, InnoCentre, 72 Tat Chee Avenue, Kowloon Tong, Hong Kong. Our telephone number is +852 8102 3633.

No rental expense was paid or payable for the office.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have authorized capital stock consisting of 600,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”) and 200,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). As of the date of this filing we have 153,726,000 shares of Common Stock and no shares of Preferred Stock issued and outstanding.

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), Chief Executive Officer, Chief Financial Officer and Director of the Company, is a 19.6% shareholder in the Company. In addition, two companies wholly owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited (“CSG Group”), are each a 19.5% shareholder in the Company. Mr. Peter Yip’s wife, Law Mo Ching holds 9.92% shareholdings of the Company. Mr. Peter Yip has retained significant control of the Company since incorporation, which in turn could decrease the price and marketability of the shares.

On May 25, 2021, we received a notice of effectiveness from SEC. Since the effectiveness, we have not received a ticker symbol and our shares of Common Stock have not been quoted on the OTC Bulletin Board.

ISSUANCE OF SHARES AND HOLDERS

For the year ended October 31, 2021, the Company issued 112,500 restricted shares of Common Stock.

The Company issued and sold 12,500 restricted shares of its common stock to each of investors, Kay Tak Mei and Kay Kin Mei on June 25, and June 30, 2021, respectively in a private placement at $10,000 each or $0.8 per share.

On August 5 and August 13, 2021, the Company issued and sold 12,500 restricted shares of its common stock to each of investors, Yip Kwong Kan and Lui Yik Kwan Eric, respectively in a private placement at $10,000 each or $0.8 per share.

On September 6, 2021, the Company issued and sold 62,500 restricted shares of its common stock to CiOT Inno-Tech Co. Limited in a private placement at $50,000 or $0.8 per share.

As of October 31, 2021, we had 153,726,000 shares of our Common Stock par value, $.0001 issued and outstanding. There were 56 beneficial owners of our Common Stock.

TRANSFER AGENT AND REGISTRAR

As of the date of this filing, we do not have a transfer agent.

PENNY STOCK REGULATIONS

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets more than $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

DIVIDEND POLICY

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our Board of Directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

There are no unregistered sales of equity securities.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the fiscal year ended October 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Global Leaders Corp. (the “Company” or “we”) was incorporated in the State of Nevada on July 20, 2020 and has a fiscal year end of October 31. It is an exploration-stage Company.

GOING CONCERN

For the year ended October 31, 2021, the Company incurred a net loss of $754,362 and used cash in operations of $671,654, and at October 31, 2021, had a stockholders’ deficit of $94,360. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended October 31, 2021, with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. The Company’s financial statements included elsewhere in this annual report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. Significant estimates include estimates for the accruals of potential liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Year Ended October 31, 2021, and Year Ended October 31, 2020

We recorded service revenue of $55,843 and $12,891 for the year ended October 31, 2021 and for the period from July 20, 2020 (Inception) to October 31, 2020, respectively, and including $28,695 of service revenue from related parties for the year ended October 31, 2021.

For the year ended October 31, 2021 and for the period from July 20, 2020 (Inception) to October 31, 2020, cost of service revenue was $24,940 and $9,024, and including $1,769 and $9,024 of cost-of-service revenue to a related party for the years ended October 31, 2021, and 2020, respectively.

For the year ended October 31, 2021 and for the period from July 20, 2020 (Inception) to October 31, 2020, general and administrative expenses were $785,266 and $111,734, and including $472,511 and $106,265 of general and administrative expenses to related parties for the year ended October 31, 2021 and for the period from July 20, 2020 (Inception) to October 31, 2020, respectively.

Liquidity and Capital Resources

As of October 31, 2021, we had cash balance of $11,822 and $106,182 in outstanding liabilities, including $22,829 due to an officer and $50,000 due to a related party, respectively. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond six months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our Common Stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of October 31, 2021 due to material weaknesses in our internal control over financial reporting as described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of October 31, 2021 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of October 31, 2021, the Company’s internal controls over financial reporting were not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified include (i) the Company did not maintain a functioning independent audit committee and did not maintain an independent board; (ii) the Company had inadequate segregation of duties consistent with control objectives; and (iii) the Company had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

The material weaknesses were identified by our President, Chief Executive Officer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of October 31, 2021.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Yip Hoi Hing Peter	64	President, Chief Executive Officer, Chief Financial Officer, Chairman of Board of Directors

The executive officer and director named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officer and director.

Yip Hoi Hing Peter, 64, is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of the Company. Mr. Yip graduated from banking in Association of Chartered Institute of Bankers London and Master of Business Administration degree in Hong Kong Polytechnic University, Mr. Yip has held various senior positions in ABN AMRO, Standard Chartered Bank, JPMorgan Chase and CSG Group Holdings Limited in the last 30+ years. He was the regional training manager in ABN AMRO from 1982 to 1992, spearheading the training function in Asia Pacific region. In 1993, he took up the position of Regional Training Consultant in Standard Chartered Bank to develop corporate bankers’ relationship management competencies. From 1994 to 2003, Mr. Yip was the Head of Learning & Development, North Asia in JPMorgan Chase, specializing in organizational integration, leadership alignment, change management, culture development, performance management and feedback management. After 20 years’ career in banking, Mr. Yip started his entrepreneurship as the Founder & CEO of CSG Group Holdings Limited in 2003. In the last 18 years, he has set up a diversified business in Asia Pacific, ranging from market research, business consulting to corporate advisory. Mr. Yip brings to the board of directors his business leadership, corporate strategy, and talent development expertise.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of one member who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (though the Company may have a plan to list on the NASDAQ Global Market later). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by our director and us regarding to our director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

All filing requirements were satisfied by the Company’s Officers, Directors, and ten-percent holders.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

CODE OF ETHICS

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

SHAREHOLDER PROPOSALS

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended October 31, 2021, and 2020:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yip Hoi Hing Peter (1)	2021	-	-	-	-	-	-	-	$-

Yip Hoi Hing Peter (1)	2020	-	-	-	-	-	-	-	$-

Yip Man Chin Rosa (2)	2020	-	-	-	-	-	-	-	$-

Cheung Yiu Chung Bruce (3)	2020	-	-	-	-	-	-	-	$-

(1) On July 20, 2020, Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”) was appointed Chief Executive Officer, President and Director of the Company. Mr. Peter Yip currently holds the positions of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company, respectively.

(2) On September 1, 2020, Ms. Yip Man Chin Rosa (“Ms. Rosa Yip”) was appointed Chief Financial Officer, Secretary, Treasurer and Director to the Company. On June 4, 2021, Ms. Rosa Yip resigned from the positions of Chief Financial Officer, Secretary, Treasurer and Director of the Company, and Mr. Peter Yip was appointed as the Company’s Chief Financial Officer, Secretary and Treasurer.

(3) On September 1, 2020, Mr. Cheung Yiu Chung Bruce (“Mr. Bruce Cheung”) was appointed Chief Business Officer, and Director to the Company. On June 22, 2021, Mr. Bruce Cheung resigned as Chief Business Officer and Director of the Company.

None of our directors have received monetary compensation since our inception to the date of this Annual Report on Form 10-K. We currently do not pay any compensation to our directors serving on our Board of Directors.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our incorporation.

EMPLOYMENT AGREEMENTS

We do not have an employment or consulting agreement with any officers or Directors.

DIRECTORS’ COMPENSATION

The following table sets forth directors’ compensation as of October 31, 2021 (2020: Nil)

Name	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yip Hoi Hing Peter (1)	-	-	-	-	-	-	-	$-

(1) On July 20, 2020, Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”) was appointed Chief Executive Officer, President and Director of the Company. Mr. Peter Yip currently holds the positions of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company, respectively.

COMPENSATION DISCUSSION AND ANALYSIS

DIRECTOR COMPENSATION

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

EXECUTIVE COMPENSATION PHILOSOPHY

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of Common Stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

INCENTIVE BONUS

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

LONG-TERM, STOCK BASED COMPENSATION

To attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of October 31, 2021, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 153,726,000 shares of our Common Stock issued and outstanding as of October 31, 2021. We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our Common Stock.

Name of Beneficial Owner	Number of Common Stock Owned	Percentage of Ownership

Yip Hoi Hing Peter (Chief Executive Officer, Chief Financial Officer, President and Director) (1)	105,350,000	68.54%
Yip Sau Fong (2)	10,000,000	6.51%
Yip Sau Fan Fanny (2)	10,000,000	6.51%
Greenpro Venture Capital Limited (3)	9,000,000	5.85%
Lee Chong Kuang (4)	8,000,000	5.20%

(1)	Mr. Yip Hoi Hing Peter’s ownership comprises his individual ownership of Common Stock of 30,100,000 shares as well as the shares held by CSG Global Holdings Limited and CS Global Consultancy Limited, which are both controlled entirely by Mr. Yip Hoi Hing Peter, and the 15,250, 000 shares of Common Stock owned by his wife Ms. Law Mo Ching.

(2)	Ms. Yip Sau Fong and Ms. Yip Sau Fan Fanny are sisters to our Chief Executive Officer, Mr. Yip Hoi Hing Peter.

(3)	Greenpro Venture Capital Limited is owned and controlled entirely by Greenpro Capital Corp. or “GRNQ,” a NASDAQ listed Company.

(4) Mr. Lee Chong Kuang is Chief Executive Officer and Director of Greenpro Capital Corp.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended October 31, 2021	For the Year Ended October 31, 2020
Audit fees	$12,500	$15,000
Audit related fees	-	-
Total	$12,500	$15,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements by Weinberg & Company, P.A. (2021 and 2020) were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are filed or “furnished” herewith:

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

17.1	Departure of Director and Appointment of Officer dated June 4, 2021 (2)

17.2	Departure of Director and Appointment of Officer dated June 22, 2021 (3)

17.3	Departure of Director and Appointment of Officer dated September 23, 2021 (4)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-251324), as filed with the Securities and Exchange Commission on December 14, 2020.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on June 4, 2021.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on June 23, 2021.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on September 24, 2021.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: January 28, 2022	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page #
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of October 31, 2021, and 2020	F-3

Consolidated Statements of Operations and Comprehensive Loss for the year ended October 31, 2021, and for the period from July 20, 2020 (Inception) until October 31, 2020	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended October 31, 2021, and for the period from July 20, 2020 (Inception) until October 31, 2020	F-5

Consolidated Statements of Cash Flows for the year ended October 31, 2021, and for the period from July 20, 2020 (Inception) until October 31, 2020	F-6

Notes to Consolidated Financial Statements	F-7 – F-10

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Global Leaders Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Leaders Corp. (the “Company”) as of October 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended October 31, 2021, and for the period from July 20, 2020 (inception) to October 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended October 31, 2021, and for the period from July 20, 2020 (inception) to October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended October 31, 2021, the Company incurred a net loss, and at October 31, 2021, had a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

/s/ Weinberg & Company, P.A.

Los Angeles, California

January 28, 2022

GLOBAL LEADERS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2021, AND 2020

(Expressed in U.S. Dollars)

	October 31, 2021	October 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$11,822	$573,425
Total currents assets	11,822	573,425

TOTAL ASSETS	$11,822	$573,425

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$33,353	$645
Accounts payable due to related party	50,000	-
Due to an officer	22,829	2,933
Total current liabilities	106,182	3,578

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value, 600,000,000 shares authorized; 153,726,000 and 153,613,500 shares issued and outstanding, respectively	15,372	15,361
Additional paid in capital	752,338	662,349
Accumulated other comprehensive income	159	4
Accumulated deficit	(862,229)	(107,867)
Total stockholders’ (deficit) equity	(94,360)	569,847

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$11,822	$573,425

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED OCTOBER 31, 2021,

AND FROM JULY 20, 2020 (INCEPTION) TO OCTOBER 31, 2020

(Expressed in U.S. Dollars)

	Year ended October 31, 2021	From July 20, 2020 (Inception) to October 31, 2020

Revenues:
Service revenue (including $28,695 and $0 of service revenue from related parties for the year ended October 31, 2021, and for the period from July 20, 2020 (inception) to October 31, 2020, respectively)	$55,843	$12,891
Total revenue	55,843	12,891

Operating costs and expenses:
Cost of service revenue (including $1,769 and $9,024 of cost-of-service revenue to a related party for the year ended October 31, 2021, and for the period from July 20, 2020 (inception) to October 31, 2020, respectively)	24,940	9,024
General and administrative (including $472,511 and $106,265 of general and administrative expense to related parties for the year ended October 31, 2021, and for the period from July 20, 2020 (inception) to October 31, 2020, respectively)	785,266	111,734
Total operating costs and expenses	810,206	120,758

Loss from operations	(754,363)	(107,867)

Other income:
Interest income	1	-
Total other income	1	-

Net loss	(754,362)	(107,867)
Other comprehensive income:
-Foreign currency translation income	155	4
Comprehensive loss	$(754,207)	$(107,863)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	153,637,200	53,370,200

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED OCTOBER 31, 2021,

AND FROM JULY 20, 2020 (INCEPTION) TO OCTOBER 31, 2020

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	Income	Deficit	(Deficit)
Balance, July 20, 2020 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founders	150,100,000	15,010	-	-	-	15,010
Common stock sold in private placements	3,513,500	351	662,349	-	-	662,700
Foreign currency translation	-	-		4	-	4
Net loss	-	-	-	-	(107,867)	(107,867)
Balance, October 31, 2020	153,613,500	$15,361	662,349	4	(107,867)	569,847
Common stock sold in private placements	112,500	11	89,989	-	-	90,000
Foreign currency transaction	-	-	-	155	-	155
Net loss	-	-	-	-	(754,362)	(754,362)
Balance, October 31, 2021	153,726,000	$15,372	$752,338	$159	$(862,229)	$(94,360)

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED OCTOBER 31, 2021,

AND FROM JULY 20, 2020 (INCEPTION) TO OCTOBER 31, 2020

(Expressed in U.S. Dollars)

	Year ended	From July 20, 2020 (Inception) to
	October 31, 2021	October 31, 2020

Cash Flows From Operating Activities
Net loss	$(754,362)	$(107,867)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	32,708	645
Accounts payable due to related party	50,000	-
Net cash used in operations	(671,654)	(107,222)

Cash Flows From Financing Activities
Advances from an officer	19,896	2,933
Proceeds from shares issued for cash in private placements	90,000	662,700
Proceeds from shares issued to founders	-	15,010
Net cash provided by financing activities	109,896	680,643

Effect of exchange rate changes in cash and cash equivalents	155	4
Net (decrease) increase in cash and cash equivalents	(561,603)	573,425
Cash and cash equivalents, beginning of year	573,425	-

Cash and cash equivalents, ending of year	$11,822	$573,425

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-
Income taxes	-	-

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED OCTOBER 31, 2021,

AND FROM JULY 20, 2020 (INCEPTION) TO OCTOBER 31, 2020

(Expressed in U.S. Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Global Leaders Corporation, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on July 20, 2020.

On July 20, 2020, Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), founder of the Company, was appointed as Chief Executive Officer, President and sole director of the Company. The Company is primarily engaged in the provision of professional consultancy services to management executives of small and medium enterprises in Hong Kong. The Company has adopted October 31 as its fiscal year end. Mr. Peter Yip currently holds the position of Chief Executive Officer and Chief Financial Officer of the Company, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended October 31, 2021, the Company incurred a net loss of $754,362 and used cash in operations of $671,654, and at October 31, 2021, had a stockholders’ deficit of $94,360. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On October 31, 2021, our cash balance was $11,822. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Global Leaders Corporation, a holding company incorporated in Anguilla, and Global Leaders Academy Limited, a company we operate through incorporated in Hong Kong. Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. Significant estimates include estimates for the accruals of potential liabilities.

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

	As of October 31, 2021	As of October 31, 2020

Cash and cash equivalents
Denominated in United States Dollars	$551	$290,490
Denominated in Hong Kong Dollars	11,271	282,935
Cash and cash equivalents	$11,822	$573,425

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of October 31, 2021, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality

Fair value measurements

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

In general, for consolidation purposes, assets, and liabilities of the Company’s subsidiaries whose functional currency is not the US$, are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended October 31, 2021	As of October 31, 2020, and from July 20, 2020 (inception) to October 31, 2020
Period-end HK$ : US$1 exchange rate	7.78	7.75
Period-average HK$ : US$1 exchange rate	7.77	7.77

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of October 31, 2021, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the year ended October 31, 2021, one customer accounted for 48% of the Company’s revenue. For the year ended October 31, 2020, no customer accounted for 10% of the Company’s revenue.

For the years ended October 31, 2021, and 2020, one vendor accounted for 7% and 100% of the Company’s cost of revenue, respectively. For the years ended October 31, 2021, and 2020, two vendors accounted for 60% (31% and 29%) and 95% (77% and 18%) of the Company’s operating expenses, respectively.

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

Our services when provided is a performance obligation. Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that cost will exceed revenue.

Revenue from services

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

For the year ended October 31, 2021, and for the period from July 20, 2020 (inception) to October 31, 2020, the Company recorded $55,843 and $12,891 of service revenue, including $28,695 and $0 from related parties, respectively.

Cost of revenues

Cost of service revenue primarily consists of other professional fees directly attributable to the services rendered.

For the year ended October 31, 2021, and for the period from July 20, 2020 (inception) to October 31, 2020, the Company incurred $24,940 and $9,024 of costs of service revenue, including $1,769 and $9,024 to a related party, respectively.

NOTE 3 - STOCKHOLDERS’ EQUITY

Shares issued to founders

In August, 2020, the Company issued 30,100,000 shares of restricted common stock to Mr. Peter Yip, CEO and a founder of the Company, at $0.0001 per share, for proceeds of $3,010. Between August 25, 2020 and September 28, 2020, the Company issued 120,000,000 shares of restricted common stock to nine additional founders at $0.0001 per share, for total additional proceeds of $12,000.

Shares issued for cash in private placements

During the year ended October 31, 2021, the Company sold 112,500 shares of restricted common stock to four shareholders at a price of $0.80 per share, for total proceeds of $90,000.

During the period from July 20, 2020 (inception) to October 31, 2020, the Company sold 400,000 shares of restricted common stock of to a shareholder at a price of $0.10 per share, and 3,113,500 shares of restricted common stock to 40 other shareholders at a price of $0.20 per share, for total proceeds of $622,700.

NOTE 4 - INCOME TAXES

The Company had no income tax expense for the year ended October 31, 2021 and for the period from July 20, 2020 (inception) to October 31, 2020. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	For the year ended October 31, 2021	For the period from July 20, 2020 (Inception) until October 31, 2020

Loss before income tax:	$(754,362)	$(107,867)
U.S. Federal statutory tax rate	21%	21%
Income tax benefit at statutory rate	(158,416)	(22,652)
Foreign tax rate difference	45,261	6,472
Change in valuation allowance	113,155	16,180
Income tax provision	$-	$-

	As of October 31, 2021	As of October 31, 2020
Components of deferred tax assets:
Net operating loss carryforwards	$129,335	$16,180
Gross deferred tax assets	129,335	16,180
Less: valuation allowance	(129,335)	(16,180)
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of October 31, 2021 and 2020, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of October 31, 2021 and December 31, 2020, no liability for unrecognized tax benefits was required to be recorded or disclosed.

NOTE 5 - RELATED PARTY TRANSACTIONS

In 2020, Mr. Peter Yip, CEO, purchased 30,100,000 shares of restricted common stock issued to founders for $3,100 and is a 19.6% shareholder in the Company. In addition, in 2020, two companies owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited, each purchased 30,000,000 shares of restricted common stock issued to founders for $3,000 and are each 19.5% shareholders in the Company.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 5.9% shareholder in the Company. In addition, three executives of Greenpro are collectively 10.4% shareholders in the Company.

As of October 31, 2021 and 2020, the Company owed Mr. Peter Yip $22,829 and 2,933, respectively, for advances made to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing. Also as of October 31, 2021, the Company had professional fees payable to Greenpro of $50,000. As of October 31, 2020, the Company did not have any payables to Greenpro.

For the year ended October 31, 2021, the Company recorded revenue of $27,038 from CS Global, and revenue of $1,657 from Greenpro, respectively. For the period from July 20, 2020 (inception) until October 31, 2020, the Company did not record any revenue from CS Global or Greenpro.

For the year ended October 31, 2021, fees paid to CS Global totaled $172,641 including advertising and promotion expense of $42,320, management fee of $70,389, and administration fee of $59,932. Also, for the year ended October 31, 2021, the Company incurred consulting fees of $70,940 to Asia Pacific Management & Family Office Limited (“Asia Pacific Management), a company incorporated in Hong Kong, and wholly owned by Mr. Peter Yip.

During the period from July 20, 2020 (Inception) until October 31, 2020, the Company incurred cost of service revenue of $9,024 and management fee of $20,129 related to CS Global. During the period from July 20, 2020 (Inception) until October 31, 2020, the Company did not incur any fees to Asia Pacific Management.

For the year ended October 31, 2021, the Company incurred total costs and fees to Greenpro of $230,699, including cost of service revenue of $1,769, professional fees of $180,098, accounting fees of $47,866, and computer expenses of $966.

During the period from July 20, 2020 (Inception) until October 31, 2020, the Company incurred professional fees of $86,136 related to Greenpro.

