Form 10-Q
period 2022-01-31
GLOBAL LEADERS CORP
filed 2022-03-10
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒. No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 10, 2022, there were 153,726,000 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED JANUARY 31, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2022 AND OCTOBER 31, 2021

(Expressed in U.S. Dollars)

	January 31, 2022	October 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,101	$11,822
Prepaid expenses	668	-
Total currents assets	4,769	11,822

TOTAL ASSETS	$4,769	$11,822

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,141	$33,353
Accounts payable due to related party	10,000	50,000
Due to an officer	108,705	22,829
Total current liabilities	125,846	106,182

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding
Common Stock, $0.0001 par value, 600,000,000 shares authorized; 153,726,000 shares issued and outstanding	15,372	15,372
Additional paid in capital	752,338	752,338
Accumulated other comprehensive income	855	159
Accumulated deficit	(889,642)	(862,229)
Total stockholders’ (deficit) equity	(121,077)	(94,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$4,769	$11,822

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended January 31,
	2022	2021

Revenues:
Service revenue (including $0 and $151 of service revenue from a related party for the three months ended January 31, 2022 and 2021, respectively)	$-	$409
Total revenue	-	409

Operating costs and expenses:
Cost of service revenue	-	129
General and administrative (including $13,577 and $293,931 of general and administrative expense to related parties for the three months ended January31, 2022 and 2021, respectively)	27,413	362,851
Total operating costs and expenses	27,413	362,980

Loss from operations	(27,413)	(362,571)

Net loss	(27,413)	(362,571)
Other comprehensive income:
-Foreign currency translation income	696	1
Comprehensive loss	$(26,717)	$(362,570)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	153,726,000	153,613,500

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Expressed in U.S. Dollars)

Three months ended January 31, 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	Income	Deficit	(Deficit)
Balance, October 31, 2021	153,726,000	$15,372	$752,338	$159	$(862,229)	$(94,360)
Foreign currency translation	-	-	-	696	-	696
Net loss	-	-	-	-	(27,413)	(27,413)
Balance, January 31, 2022 (Unaudited)	153,726,000	$15,372	$752,338	$855	$(889,642)	$(121,077)

Three months ended January 31, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	Income	Deficit	(Deficit)
Balance, October 31, 2020	153,613,500	$15,361	$662,349	$4	$(107,867)	$569,847
Net loss	-	-	-	1	(362,571)	(362,570)
Balance, January 31, 2021 (Unaudited)	153,613,500	$15,361	$662,349	$5	$(470,438)	$207,277

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended January 31,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(27,413)	$(362,571)
Change in operating assets and liabilities:
Prepaid expenses to related parties	-	(19,239)
Prepaid expenses	(668)	-
Accounts payable due to related party	(40,000)	25,000
Accounts payable and accrued liabilities	(26,212)	-
Net cash used in operations	(94,293)	(356,810)

Cash Flows From Financing Activities
Advances from an officer	85,876	499
Net cash provided by financing activities	85,876	499

Effect of exchange rate changes in cash and cash equivalents	696	1
Net change in cash and cash equivalents	(7,721)	(356,310)
Cash and cash equivalents, beginning of period	11,822	573,425

Cash and cash equivalents, ending of period	$4,101	$217,115

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-
Income taxes	-	-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended January 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet as of October 31, 2021, included herein was derived from the audited consolidated financial statements as of that date, included in the Company’s Annual Report on Form 10-K filed with the SEC on January 28, 2022. These financial statements should be read in conjunction with that report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 2022.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Global Leaders Corporation, a holding company incorporated in Anguilla, and Global Leaders Academy Limited, a company incorporated in Hong Kong. All intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended January 31, 2022, the Company incurred a net loss of $27,413 and used cash in operations of $94,293, and at January 31, 2022, had a stockholders’ deficit of $121,077. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2021, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At January 31, 2022, our cash balance was $4,101. Management estimates that the current funds on hand will be sufficient to continue operations through the next three to six months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

	As of January 31, 2022	As of October 31, 2021
	(Unaudited)
Cash and cash equivalents
Denominated in United States Dollars	$1,077	$551
Denominated in Hong Kong Dollars	3,024	11,271
Cash and cash equivalents	$4,101	$11,822

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of January 31, 2022, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality

Fair value measurements

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the period:

	As of and for the three months ended January 31,
	2022	2021
Period-end HK$ : US$1 exchange rate	7.80	7.75
Period-average HK$ : US$1 exchange rate	7.80	7.75

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of January 31, 2022, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the three months ended January 31, 2022, no revenue was recorded. For the three months ended January 31, 2021, two customers accounted for 100% (63% and 37%) of the Company’s revenue.

For the three months ended January 31, 2022, two vendors accounted for 92% (50% and 42%) of the Company’s costs and expenses. For the three months ended January 31, 2021, three vendors accounted for 77% (35%, 25% and 17%) of the Company’s costs and expenses.

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

For the three months ended January 31, 2022, no revenue was recorded.

Cost of revenue

Cost of service revenue primarily consists of other professional fees directly attributable to the services rendered.

For the three months ended January 31, 2022, no cost of revenue was incurred.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

Shares issued for cash in private placement

For the three months ended January 31, 2022, the Company did not issue any shares of restricted common stock.

During the year ended October 31, 2021, the Company sold 112,500 shares of restricted common stock to four shareholders at a price of $0.8 per share, for total proceeds of $90,000.

Note 4. RELATED PARTY TRANSACTIONS

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), Chief Executive Officer, Chief Financial Officer and Chairman of Board of Directors of the Company, is a 19.6% shareholder in the Company. In addition, two companies wholly owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited (“CSG Group”), are each a 19.5% shareholder in the Company.

At January 31, 2022, Mr. Peter Yip had advanced $108,705 to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 5.9% shareholder in the Company. In addition, three executives of Greenpro are collectively 10.4% shareholders in the Company. During the three months ended January 31, 2022, the Company incurred total professional fees to Greenpro of $13,577. At January 31, 2022, the Company had professional fees payable to Greenpro of $10,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Global Leaders Corp., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2021 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC on January 28, 2022. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

Global Leaders Corp. (the “Company” or “we”) was incorporated in the State of Nevada on July 20, 2020 and has a fiscal year end of October 31.

Going Concern

For the three months ended January 31, 2022, the Company incurred a net loss of $27,413 and used cash in operations of $94,293, and at January 31, 2022, had a stockholders’ deficit of $121,077. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2021, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At January 31, 2022, our cash balance was $4,101. Management estimates that the current funds on hand will be sufficient to continue operations through the next three to six months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Results of Operations

Three Months Ended January 31, 2022

No revenue for the three months ended January 31, 2022 was recorded.

For the three months ended January 31, 2022, no cost of revenue was incurred, and general and administrative expense was $27,413, including $13,577 to a related party.

Liquidity and Capital Resources

At January 31, 2022, our cash balance was $4,101. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is can obtain additional financing it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2022. This evaluation was carried out by Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), our Chief Executive Officer and Chief Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Mr. Peter Yip concluded that, as of January 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2022, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: March 10, 2022	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

