Form 10-Q
period 2022-04-30
GLOBAL LEADERS CORP
filed 2022-06-10
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of June 10, 2022, there were 153,726,000 shares of common stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED APRIL 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2022 AND OCTOBER 31, 2021

(Expressed in U.S. Dollars)

	April 30, 2022	October 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,629	$11,822
Prepaid expense	419	-
Total currents assets	5,048	11,822

TOTAL ASSETS	$5,048	$11,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and customer deposit	$637	$33,353
Accrued expenses due to related party	-	50,000
Due to officer	137,334	22,829
Total current liabilities	137,971	106,182

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value, 600,000,000 shares authorized; 153,726,000 shares issued and outstanding	15,372	15,372
Additional paid in capital	752,338	752,338
Accumulated other comprehensive income	3,275	159
Accumulated deficit	(903,908)	(862,229)
Total stockholders’ deficit	(132,923)	(94,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,048	$11,822

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Revenues:
Service revenues (including $0 and $151 of service revenues from a related party for the six months ended April 30, 2022 and 2021, respectively)	$2,560	$16,252	$2,560	$16,661
Total revenue	2,560	16,252	2,560	16,661

Operating costs and expenses:
Cost of service revenues-related party	-	-	-	1,771
Cost of service revenues-other	1,536	7,580	1,536	5,938
General and administrative-related party	12,517	107,345	26,094	399,019
General and administrative-other	2,773	89,205	16,609	160,382
Total operating costs and expenses	16,826	204,130	44,239	567,110

Loss from operations	(14,266)	(187,878)	(41,679)	(550,449)

Other income:
Interest income	-	1	-	1
Total other income	-	1	-	1

Net loss	(14,266)	(187,877)	(41,679)	(550,448)
Other comprehensive income:
-Foreign currency translation income	2,420	66	3,116	67
Comprehensive loss	$(11,846)	$(187,811)	$(38,563)	$(550,381)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	153,726,000	153,613,500	153,726,000	153,613,500

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 31, 2022 AND 2021

(Expressed in U.S. Dollars)

Three months ended April 30, 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, January 31, 2022 (Unaudited)	153,726,000	$15,372	$752,338	$855	$(889,642)	$(121,077)
Foreign currency translation	-	-	-	2,420	-	2,420
Net loss	-	-	-	-	(14,266)	(14,266)
Balance, April 30, 2022 (Unaudited)	153,726,000	$15,372	$752,338	$3,275	$(903,908)	$(132,923)

Six months ended April 30, 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2021	153,726,000	$15,372	$752,338	$159	$(862,229)	$(94,360)
Foreign currency translation	-	-	-	3,116	-	3,116
Net loss	-	-	-	-	(41,679)	(41,679)
Balance, April 30, 2022 (Unaudited)	153,726,000	$15,372	$752,338	$3,275	$(903,908)	$(132,923)

Three months ended April 30, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2021 (Unaudited)	153,613,500	$15,361	$662,349	$5	$(470,438)	$207,277
Foreign currency translation	-	-	-	66	-	66
Net loss	-	-	-	-	(187,877)	(187,877)
Balance, April 30, 2021 (Unaudited)	153,613,500	$15,361	$662,349	$71	$(658,315)	$19,466

Six months ended April 30, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
Balance, October 31, 2020	153,613,500	$15,361	$662,349	$4	$(107,867)	$569,847
Foreign currency translation	-	-	-	67	-	67
Net loss	-	-	-	-	(550,448)	(550,448)
Balance, April 30, 2021 (Unaudited)	153,613,500	$15,361	$662,349	$71	$(658,315)	$19,466

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Six months ended April 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(41,679)	$(550,448)
Change in operating assets and liabilities:
Accounts receivable	-	(1,030)
Prepaid expense	(419)	-
Accrued liabilities and customer deposit	(32,716)	6,117
Accrued expenses due to related party	(50,000)	50,000
Net cash used in operations	(124,814)	(495,361)

Cash Flows From Financing Activities
Advances from officer	114,505	1,527
Net cash provided by financing activities	114,505	1,527

Effect of exchange rate changes in cash and cash equivalents	3,116	67
Net change in cash and cash equivalents	(7,193)	(493,767)
Cash and cash equivalents, beginning of period	11,822	573,425

Cash and cash equivalents, ending of period	$4,629	$79,658

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-
Income taxes	-	-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2022 AND 2021

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended April 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet as of October 31, 2021, included herein was derived from the audited consolidated financial statements as of that date, included in the Company’s Annual Report on Form 10-K filed with the SEC on January 28, 2022. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended April 30, 2022, the Company incurred a net loss of $41,679 and a net cash used in operations of $124,814, and at April 30, 2022, had a stockholders’ deficit of $132,923. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2021, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At April 30, 2022, our cash balance was $4,629. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Revenue recognition

The Company recognizes revenues when services are rendered, in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company recognizes revenue following the five-step model prescribed by Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers (Topic 606).”

The Company’s revenue consists of revenue from providing business consulting and corporate advisory services. Revenues are recognized when services are rendered, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Cash and cash equivalents

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds.

	As of April 30, 2022	As of October 31, 2021
	(Unaudited)
Cash and cash equivalents
Denominated in United States Dollars	$760	$551
Denominated in Hong Kong Dollars	3,869	11,271
Cash and cash equivalents	$4,629	$11,822

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of April 30, 2022, substantially all of the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality

Fair value measurements

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the period:

	As of and for the six months ended April 30,
	2022	2021
Period-end HK$ : US$1 exchange rate	7.85	7.76
Period-average HK$ : US$1 exchange rate	7.81	7.76

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of April 30, 2022, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the three and six months ended April 30, 2022, one customer accounted for 100% of the Company’s revenue.

For the three and six months ended April 30, 2021, two customers accounted for 48% (24% and 24%) and 46% (23% and 23%) of the Company’s revenues, respectively.

For the three and six months ended April 30, 2022, one vendor accounted for 74% and 59% of the Company’s costs and expenses, respectively.

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

Our services provided are one performance obligation, revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that cost will exceed revenue.

Revenue from services

The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

For the three and six months ended April 30, 2022, the Company recorded $2,560 of service revenue.

Cost of revenues

Cost of service revenue primarily consists of other professional fees directly attributable to the services rendered.

For the three and six months ended April 30, 2022, the Company incurred $1,536 of costs of service revenue.

3. RELATED PARTY TRANSACTIONS

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), Chief Executive Officer and Director of the Company, is a 19.6% shareholder in the Company. In addition, two companies wholly owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited (“CSG Group”), are each a 19.5% shareholder in the Company.

At April 30, 2022, Mr. Peter Yip had advanced $137,334 to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

During the three and six months ended April 30, 2022, the Company had no transactions related to CS Global or CSG Group or any entities wholly owned by Mr. Peter Yip. During the three months ended April 30, 2021, the Company incurred administration fee of $39,937 and management fee of $30,154, in total of $70,091 paid to CS Global. During the six months ended April 30, 2021, the Company incurred total fees to entities wholly owned by Mr. Peter Yip of $224,521. Fees paid to CS Global totaled $162,594 during the six months ended April 30, 2021, including advertising and promotion expense of $42,320, administration fee of $59,932 and management fee of $60,342. Also, during the six months ended April 30, 2021, the Company incurred consulting fee of $61,927 to Asia Pacific Management & Family Office Limited, a company incorporated in Hong Kong, and is wholly owned by Mr. Peter Yip.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 5.86% shareholder in the Company. In addition, three executives of Greenpro are collectively 10.4% shareholders in the Company. During the three months ended April 30, 2022, the Company incurred professional fees to Greenpro of $12,518. During the six months ended April 30, 2022, the Company incurred professional fees to Greenpro of $26,094. During the three months ended April 30, 2021, the Company incurred cost of service revenue of $1,771 and professional fees of $37,255 related to Greenpro. During the six months ended April 30, 2021, the Company recorded revenue from Greenpro of $151, incurred total costs and fees to Greenpro of $176,268, including cost of service revenue of $1,771 and professional fees of $174,497 related to Greenpro

TEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Going Concern

For the six months ended April 30, 2022, the Company incurred a net loss of $41,679 and a net cash used in operations of $124,814. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2021, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At April 30, 2022, our cash balance was $4,629. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Results of Operations

Three Months Ended April 30, 2022

We recorded $2,560 of service revenue for the three months ended April 30, 2022.

For the three months ended April 30, 2022, cost of service revenue was $1,536 and general and administrative expense was $15,290.

Six Months Ended April 30, 2022

We recorded $2,560 of service revenue for the six months ended April 30, 2022.

For the six months ended April 30, 2022, cost of service revenue was $1,536 and general and administrative expense was $42,703.

Liquidity and Capital Resources

At April 30, 2022, our cash balance was $4,629. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2022. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of April 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: June 10, 2022	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

