Form 10-Q
period 2022-07-31
GLOBAL LEADERS CORP
filed 2022-08-30
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

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

As of August 30, 2022, there were 153,726,000 shares of common stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED JULY 31, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF July 31, 2022 AND OCTOBER 31, 2021

(Expressed in U.S. Dollars)

	July 31, 2022	October 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,508	$2,552
Prepaid expense	2,917	-
Current assets from discontinued operations	-	9,270
Total currents assets	9,425	11,822

TOTAL ASSETS	$9,425	$11,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities and customer deposit	$-	$12,500
Accrued expenses due to related party	-	50,000
Due to officer	38,884	224
Current liabilities from discontinued operations	-	43,458
Total current liabilities	38,884	106,182

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.0001 par value, 600,000,000 shares authorized; 153,726,000 shares issued and outstanding	15,372	15,372
Additional paid in capital	889,387	752,338
Accumulated other comprehensive income	3,332	159
Accumulated deficit	(937,550)	(862,229)
Total stockholders’ deficit	(29,459)	(94,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,425	$11,822

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021

Revenues:	$-	$-	$-	$-

Operating expenses:
General and administrative-related party	14,910	50,474	39,982	448,204
General and administrative-other	17,109	13,835	31,923	48,478
Total operating expenses	32,019	64,309	71,905	496,682

Loss from operations	(32,019)	(64,309)	(71,905)	(496,682)

Interest income	-	-	-	1

Loss from continuing operations	(32,019)	(64,309)	(71,905)	(496,681)

Discontinued operations:
Loss from discontinued operations	(166)	(69,106)	(1,959)	(187,182)
Loss on sale of discontinued operations	(1,457)	-	(1,457)	-
Discontinued operations	(1,623)	(69,106)	(3,416)	(187,182)

Net loss	(33,642)	(133,415)	(75,321)	(683,863)
Other comprehensive income:
-Foreign currency translation income	57	184	3,173	251
Comprehensive loss	$(33,585)	$(133,231)	$(72,148)	$(683,612)

Basic and diluted net loss per share

Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per share applicable to common shareholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	153,726,000	153,623,500	153,726,000	153,616,833

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2022 AND 2021

(Expressed in U.S. Dollars)

Three months ended July 31, 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, April 30, 2022 (Unaudited)	153,726,000	$15,372	$752,338	$3,275	$(903,908)	$(132,923)
Capital contribution due to forgiveness of debt from officer/principal shareholder	-	-	137,049	-	-	137,049
Foreign currency translation	-	-	-	57	-	57
Net loss	-	-	-	-	(33,642)	(33,642)
Balance, July 31, 2022 (Unaudited)	153,726,000	$15,372	$889,387	$3,332	$(937,550)	$(29,459)

Nine months ended July 31, 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2021	153,726,000	$15,372	$752,338	$159	$(862,229)	$(94,360)
Capital contribution due to forgiveness of debt from officer/principal shareholder	-	-	137,049	-	-	137,049
Foreign currency translation	-	-	-	3,173	-	3,173
Net loss	-	-	-	-	(75,321)	(75,321)
Balance, July 31, 2022 (Unaudited)	153,726,000	$15,372	$889,387	$3,332	$(937,550)	$(29,459)

Three months ended July 31, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Shares To Be	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	Issued	Income	Deficit	(Deficit)
Balance, April 30, 2021 (Unaudited)	153,613,500	$15,361	$662,349	$-	$71	$(658,315)	$19,466
Cash received from sale of shares	25,000	3	19,997	-	-	-	20,000
Shares to be issued - deposit received for share subscription	-	-	-	35,000	-	-	35,000
Foreign currency translation	-	-		-	184	-	184
Net loss	-	-	-	-	-	(133,415)	(133,415)
Balance, July 31, 2021 (Unaudited)	153,638,500	$15,364	$682,346	$35,000	$255	$(791,730)	$(58,765)

Nine months ended July 31, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Shares To Be	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	Issued	Income	Deficit	(Deficit)
Balance, October 31, 2020	153,613,500	$15,361	$662,349	$-	$4	$(107,867)	$569,847
Cash received from sale of shares	25,000	3	19,997	-	-	-	20,000
Shares to be issued - deposit received for share subscription	-	-	-	35,000	-	-	35,000
Foreign currency translation	-	-	-	-	251	-	251
Net loss	-	-	-	-	-	(683,863)	(683,863)
Balance, July 31, 2021 (Unaudited)	153,638,500	$15,364	$682,346	$35,000	$255	$(791,730)	$(58,765)

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended July 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(75,321)	$(683,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,959	187,182
Loss on sale of discontinued operations	1,457	-
Change in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expense	(2,917)	-
Accrued liabilities and customer deposit	(11,863)	-
Accrued expenses due to related party	(50,000)	70,000
Net cash used in operations - continuing operations	(136,685)	(426,681)
Net cash used in operating activities - discontinued operations	(22,175)	(187,439)
Net cash used in operating activities	(158,860)	(614,120)

Cash Flows From Investing Activities
Disposal of subsidiary, net of cash disposal of	(2,094)	-
Net cash used in investing activities - continuing operations	(2,094)	-

Cash Flows From Financing Activities
Advances from officer	38,660	-
Shares to be issued - deposit received for share subscription	-	35,000
Proceeds from shares issued for cash	-	20,000
Net cash provided by financing activities - continuing operations	38,660	55,000
Net cash provided by financing activities - discontinued operations	114,444	9,880
Net cash provided by financing activities	153,104	64,880

Effect of exchange rate changes in cash and cash equivalents	2,536	250
Net change in cash and cash equivalents	(5,314)	(548,990)
Cash and cash equivalents, beginning of period	11,822	573,425

Cash and cash equivalents, ending of period	$6,508	$24,435

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Financing Activities:
Capital contribution due to forgiveness of debt from officer/principal shareholder	$137,049	$-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Leaders Corporation, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on July 20, 2020.

On July 20, 2020, Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), founder of the Company, was appointed as Chief Executive Officer, President, and sole director of the Company.

On August 25, 2020, the Company acquired 100% of the equity interests of Global Leaders Corporation (“GLC Anguilla”), an Anguilla company, in consideration of $200 from Mr. Peter Yip.

On August 25, 2020, GLC Anguilla, our wholly owned subsidiary, acquired 100% of the equity interests of Global Leaders Academy Limited (“GLA”), a Hong Kong company, in consideration of HK$1 (approximately $0.13) from Mr. Peter Yip.

On May 1, 2022, GLC Anguilla sold its entire 100% interest in GLA to an unrelated party for HK$1 (approximately $0.13), due to continuing losses incurred by GLA (see Note 2).

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended July 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet as of October 31, 2021, included herein was derived from the audited consolidated financial statements as of that date, included in the Company’s Annual Report on Form 10-K filed with the SEC on January 28, 2022. These financial statements should be read in conjunction with that report.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Global Leaders Corporation (“GLC Anguilla”), a holding company incorporated in Anguilla, and Global Leaders Academy Limited (“GLA”), a company incorporated in Hong Kong up to the date it was sold on May 1, 2022 (see Note 2). All intercompany balances and transactions have been eliminated in consolidation up to GLA was disposed on May 1, 2022.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended July 31, 2022, the Company incurred a net loss of $75,321 and used cash in operations of $158,860, and at July 31, 2022, had a stockholders’ deficit of $29,459. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2021, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At July 31, 2022, our cash balance was $6,508. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

	As of July 31, 2022	As of October 31, 2021
	(Unaudited)
Cash and cash equivalents
Denominated in United States Dollars	$491	$491
Denominated in Hong Kong Dollars	6,017	2,061
Cash and cash equivalents	$6,508	$2,552

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of July 31, 2022, substantially all of the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality

Fair value measurements

The Company follows the guidance of ASC 820-10, “Fair Value Measurements and Disclosures”, with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the period:

	As of and for the nine months ended July 31,
	2022	2021
Period-end HK$ : US$1 exchange rate	7.85	7.77
Period-average HK$ : US$1 exchange rate	7.83	7.76

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of July 31, 2022, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the three and nine months ended July 31, 2022, one vendor accounted for 13% and 26% of the Company’s expenses, respectively.

For the three months ended July 31, 2021, two vendors accounted for 79% (63% and 16%) of the Company’s expenses. For the nine months ended July 31, 2021, two vendors accounted for 90% (43% and 47%) of the Company’s expenses.

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

NOTE 2 - DISCONTINUED OPERATIONS

On May 1, 2022, GLC Anguilla sold its entire 100% interest in GLA to an unrelated party for HK$1 (approximately $0.13), due to continuing losses incurred by GLA.

GLA was deconsolidated effective May 1, 2022, and the Company does not have any continuing involvement in the operations of the disposed subsidiary. The disposal is accounted for as discontinued operations and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and statements of cash flows have been adjusted to conform to this presentation; no adjustment has been made to the prior period consolidated balance sheet as a result of the disposal. As of July 31, 2022, only one subsidiary, GLC Anguilla was owned by the Company.

On May 1, 2022, before the disposal, GLA had net assets of $2,094 and net liabilities of $637. Contemporaneous with the sale of GLA, Mr. Peter Yip, sole director and principal shareholder of the Company, forgave liabilities due him by GLA of $137,049. As a result, the Company recorded a capital contribution to the Company of $137,049 and a loss on sale of discontinued operations of $1,457, respectively.

Carrying value of assets disposed	$(2,094)
Carrying value of liabilities disposed	637
Carrying value of net assets disposed	(1,457)
Sales proceeds	-
Loss on sale of discontinued operations	$(1,457)

The following table summarizes certain selected components of discontinued operations for the disposed subsidiary for the three and nine months ended July 31, 2022 and 2021:

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021

Revenues	$-	$4,097	$2,500	$20,758

Loss from discontinued operations	$(166)	$(69,106)	$(1,959)	$(187,182)

Loss per share from discontinued operations - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Current and total assets	$-	$16,345	$-	$16,345
Current and total liabilities	$-	$13,233	$-	$13,233

NOTE 3 - RELATED PARTY TRANSACTIONS

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), Chief Executive Officer and Director of the Company, is a 19.6% shareholder in the Company. In addition, two companies wholly owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited (“CSG Group”), are each a 19.5% shareholder in the Company.

Effective May 1, 2022, the amount due to Mr. Peter Yip of $137,049 was forgiven and recorded as a capital contribution to the Company.

At July 31, 2022, Mr. Peter Yip had advanced $38,884 to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

During the three and nine months ended July 31, 2022, the Company had no transactions related to CS Global or CSG Group or any entities wholly owned by Mr. Peter Yip. During the three months ended July 31, 2021, the Company incurred management fee of $10,047 to CS Global. During the nine months ended July 31, 2021, the Company incurred total fees to entities wholly owned by Mr. Peter Yip of $234,569. Fees paid to CS Global totaled $172,641 during the nine months ended July 31, 2021, including advertising and promotion expense of $42,320, administration fee of $59,932 and management fee of $70,389. Also, during the nine months ended July 31, 2021, the Company incurred consulting fee of $61,928 to Asia Pacific Management & Family Office Limited, a company incorporated in Hong Kong, and is wholly owned by Mr. Peter Yip.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 5.86% shareholder in the Company. In addition, three executives of Greenpro are collectively 10.4% shareholders in the Company. During the three months ended July 31, 2022, the Company incurred professional fees to Greenpro of $14,910. During the nine months ended July 31, 2022, the Company incurred professional fees to Greenpro of $39,982. During the three months ended July 31, 2021, the Company incurred professional fees of $40,427 related to Greenpro. During the nine months ended July 31, 2021, the Company incurred professional fees of $213,635 related to Greenpro.

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

On July 20, 2020, Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), founder of the Company, was appointed as Chief Executive Officer, President, and sole director of the Company.

On August 25, 2020, the Company acquired 100% of the equity interests of Global Leaders Corporation (“GLC Anguilla”), an Anguilla company, in consideration of $200 from Mr. Peter Yip.

On August 25, 2020, GLC Anguilla, our wholly owned subsidiary, acquired 100% of the equity interests of Global Leaders Academy Limited (“GLA”), a Hong Kong company, in consideration of HK$1 (approximately $0.13) from Mr. Peter Yip.

On May 1, 2022, GLC Anguilla sold its entire 100% interest in GLA to an unrelated party for HK$1 (approximately $0.13), due to continuing losses incurred by GLA.

Going Concern

For the nine months ended July 31, 2022, the Company incurred a net loss of $75,321 and used cash in operations of $158,860. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2021, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At July 31, 2022, our cash balance was $6,508. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Results of Operations

Three Months Ended July 31, 2022

No service revenue and cost of service revenue were recorded for the three months ended July 31, 2022.

For the three months ended July 31, 2022, general and administrative expense was $32,019.

Nine Months Ended July 31, 2022

No service revenue and cost of service revenue were recorded for the nine months ended July 31, 2022.

For the nine months ended July 31, 2022, general and administrative expense was $71,905.

Liquidity and Capital Resources

At July 31, 2022, our cash balance was $6,508. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2022. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of July 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2022, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: August 30, 2022	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

