Form 10-K
period 2022-10-31
GLOBAL LEADERS CORP
filed 2023-02-07
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

Commission File No. 333-251324

GLOBAL LEADERS CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Units 2613-18, 26/F., Shui On Centre

6-8 Harbour Road, Wanchai

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

As of February 7, 2023, there were 154,394,750 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2022

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

On August 25, 2020, Global Leaders Corporation, a Nevada company, acquired 100% of the equity interests of Global Leaders Corporation, an Anguilla company (“GLC Anguilla”). On August 25, 2020, GLC Anguilla acquired 100% of the equity interests of Global Leaders Academy Limited (“GLA”), a Hong Kong company.

On May 1, 2022, GLC Anguilla sold its entire 100% interest in GLA to an unrelated party due to continuing losses incurred by GLA.

Mr. Peter Yip currently holds the positions of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company, respectively.

The Company’s principal mailing address is relocated from Unit 512, InnoCentre, 72 Tat Chee Avenue, Kowloon Tong, Hong Kong to Units 2613-18, 26/F., Shui On Centre, 6-8 Harbour Road, Wanchai, Hong Kong effective December 16, 2022.

DESCRIPTION OF BUSINESS

We plan to provide consultancy services to management executives of small and medium enterprises in Hong Kong. We believe clients retain us because of our expertise and capabilities in highly specialized areas, as well as our reputation for successfully meeting our clients’ needs.

Planned consultancy services

Our consultancy services will be divided into three stages: 1) Diagnosis Stage; 2) Execution of Solutions Stage; and 3) Follow-up Stage.

1)	Diagnosis Stage

At initial stage, to provide tailor-made solutions to our clients, we conduct interviews and meetings with management executives, which can be conducted face-to-face or online.

2)	Execution of Solutions Stage

Upon agreement with the client, we provided recommendations as advised in the diagnosis report. Workshops and trainings will be conducted by outsourced qualified trainers or our staff.

3)	Follow-up stage

After the completion of the workshops, we follow up with clients regularly by meeting with the participants and managements. The meetings provide clients with guidance to identify success and failure factors on an on-going basis.

PLAN OF OPERATION

Our planned operations may be hindered by factors beyond our control, such as general market conditions, our ability to attract qualified employees, government policies relevant to our industry, our ability to maintain our existing competitive advantages and new market entrants.

Our anticipated future growth will likely place significant demand on our management and operational efficiency. Our success in managing our growth will depend, to a significant degree, on our ability to attract new clients and retain existing clients and launch new services to increase our revenue. In addition, we will adapt our existing services to changing industry and user conditions, and expand, train and manage our employees. The market in which we operate is highly dynamic and may not develop as expected. If we are unable to manage our operations properly and prudently as we continue to grow in this evolving market, or if the quality of our services deteriorates due to mismanagement, our brand name and reputation could be severely harmed, which would materially and adversely affect our business, financial condition, and results of operations.

ITEM 1A. RISK FACTORS

Not required by smaller reporting companies. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our current business office is located at Units 2613-18, 26/F., Shui On Centre, 6-8 Harbour Road, Wanchai, Hong Kong. The office space is provided by the Chief Executive Officer at no charge.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any threatened or pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have authorized capital stock consisting of 600,000,000 shares of Common Stock, $0.0001 par value per share (“Common Stock”) and 200,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). As of October 31, 2022, 153,726,000 shares of our Common Stock were issued.

On May 25, 2021, we received a notice of effectiveness from SEC. Since the effectiveness, we have not received a ticker symbol and our shares of Common Stock have not been quoted on the OTC Bulletin Board.

ISSUANCE OF SHARES AND HOLDERS

During the year ended October 31, 2021, the Company sold 112,500 shares of restricted Common Stock to four individuals at a price of $0.80 per share, for total proceeds of $90,000.

During the year ended October 31, 2022, the Company did not issue any shares of Common Stock.

As of October 31, 2022, we had 153,726,000 shares of our Common Stock par value, $.0001 issued and outstanding. There were 56 beneficial owners of our Common Stock.

In November 2022, the Company sold 668,750 shares of restricted Common Stock to eighteen individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000.

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), Chief Executive Officer, Chief Financial Officer and Director of the Company is a shareholder of the Company. At October 31, 2022, Mr. Peter Yip beneficially owns 68.54% of the common stock of the Company, comprised of his individual ownership of Common Stock of 30,100,000 shares, as well as 30,000,000 shares held by each of CSG Global Holdings Limited and CS Global Consultancy Limited, which are both controlled entirely by Mr. Yip Hoi Hing Peter, and 15,250,000 shares of Common Stock owned by his wife Ms. Law Mo Ching.

After the issuance of 668,750 shares of Common Stock in November 2022, Mr. Peter Yip’s beneficial shareholding ownership changed from 68.54% to 68.23%, respectively.

As of the date of this filing, we have 154,394,750 shares of Common Stock issued and outstanding and no shares of Preferred Stock are issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

In November 2022, the Company sold 668,750 shares of restricted Common Stock to eighteen individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000.

Set forth below is a listing of the November 2022 sale of shares of restricted Common Stock:

Name	Number of Shares
Ho Ching	25,000
Tsui Hok Hoi Eddie	25,000
Lee Suk Man	125,000
Ng Wing Yee	31,250
Tang Choi Ying	12,500
Tsui Lam Oi Kwan Sandy	12,500
Wong Hou Yan Norman	12,500
Tsui Tai Hoi Raymond	200,000
Tsui Wong Dig Hong Betty	62,500
Tsui Shuk Yee Irene	12,500
Yau Kwai Ching Maggie	12,500
Tong Hing Yam Carie	37,500
Ho Kwan Ming	12,500
Szeto Yiu Kwai	12,500
Wong Kwai Ling Lucy	37,500
Leung Yuk Kuen	12,500
Leung Mei Yee Isabella	12,500
Leung Chuen Yee	12,500
Total	668,750

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the fiscal year ended October 31, 2022.

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

GOING CONCERN

For the year ended October 31, 2022, the Company incurred a net loss of $109,321 and used cash in operations of $181,985, and at October 31, 2022, had a stockholders’ deficit of $63,459. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s October 31, 2022, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this annual report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of October 31, 2022, the Company’s cash balance was $797. In November 2022, the Company sold 668,750 restricted shares of its common stock to eighteen individual shareholders in a private placement for total proceeds of $535,000. Notwithstanding the November 2022 equity financing, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Years ended October 31, 2022 and 2021:

We recorded no revenues and cost of revenues for the years ended October 31, 2022 and 2021, respectively.

For the years ended October 31, 2022 and 2021, general and administrative expenses were $105,905 and $529,266 and included $54,691 and $461,245 of general and administrative expenses to related parties for the years ended October 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

For the year ended October 31, 2022, the Company incurred a net loss of $109,321 (including loss from continuing operations of $105,905) and used cash in operations of $181,985, (including cash used in operations of continuing operations of $159,809) and at October 31, 2022, had a stockholders’ deficit of $63,459. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued.

As of October 31, 2022, the Company’s cash balance was $797. In November 2022, the Company sold 668,750 restricted shares of its common stock to eighteen individual shareholders in a private placement for total proceeds of $535,000. Notwithstanding the November 2022 equity financing, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of October 31, 2022 due to material weaknesses in our internal control over financial reporting as described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of October 31, 2022 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of October 31, 2022, the Company’s internal controls over financial reporting were not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified include (i) the Company did not maintain a functioning independent audit committee and did not maintain an independent board; (ii) the Company had inadequate segregation of duties; and (iii) the Company had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

The material weaknesses were identified by our President, Chief Executive Officer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of October 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Yip Hoi Hing Peter	65	President, Chief Executive Officer, Chief Financial Officer, Chairman of Board of Directors

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

Yip Hoi Hing Peter, 65, is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of the Company. Mr. Yip graduated from banking in Association of Chartered Institute of Bankers London and Master of Business Administration degree in Hong Kong Polytechnic University, Mr. Yip has held various senior positions in ABN AMRO, Standard Chartered Bank, JPMorgan Chase and CSG Group Holdings Limited in the last 30+ years. He was the regional training manager in ABN AMRO from 1982 to 1992, spearheading the training function in Asia Pacific region. In 1993, he took up the position of Regional Training Consultant in Standard Chartered Bank to develop corporate bankers’ relationship management competencies. From 1994 to 2003, Mr. Yip was the Head of Learning & Development, North Asia in JPMorgan Chase, specializing in organizational integration, leadership alignment, change management, culture development, performance management and feedback management. After 20 years’ career in banking, Mr. Yip started his entrepreneurship as the Founder & CEO of CSG Group Holdings Limited in 2003. In the last 19 years, he has set up a diversified business in Asia Pacific, ranging from market research, business consulting to corporate advisory. Mr. Yip brings to the board of directors his business leadership, corporate strategy, and talent development expertise.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and Chief Financial Officer in the fiscal years ended October 31, 2022, and 2021:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yip Hoi Hing Peter (1)	2022	-	-	-	-	-	-	-	$-

Yip Hoi Hing Peter (1)	2021	-	-	-	-	-	-	-	$-

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

DIRECTOR’S COMPENSATION

The following table sets forth directors’ compensation as of October 31, 2022 (2021: Nil).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of October 31, 2022, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 153,726,000 shares of our Common Stock issued and outstanding as of October 31, 2022. We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our Common Stock.

Name of Beneficial Owner	Number of Common Stock Owned	Percentage of Ownership

Yip Hoi Hing Peter (Chief Executive Officer, Chief Financial Officer, President and Director) (1)	105,350,000	68.54%
Yip Sau Fong (2)	10,000,000	6.51%
Yip Sau Fan Fanny (2)	10,000,000	6.51%
Greenpro Venture Capital Limited (3)	9,000,000	5.85%
Lee Chong Kuang (4)	8,000,000	5.20%

(1)	Mr. Yip Hoi Hing Peter’s ownership comprises his individual ownership of Common Stock of 30,100,000 shares as well as 30,000,000 shares held by each of CSG Global Holdings Limited and CS Global Consultancy Limited, which are both controlled entirely by Mr. Yip Hoi Hing Peter, and the 15,250,000 shares of Common Stock owned by his wife Ms. Law Mo Ching.

(2)	Ms. Yip Sau Fong and Ms. Yip Sau Fan Fanny are sisters to our Chief Executive Officer, Mr. Yip Hoi Hing Peter.

(3)	Greenpro Venture Capital Limited is owned and controlled entirely by Greenpro Capital Corp. or “GRNQ,” a NASDAQ listed Company.

(4)	Mr. Lee Chong Kuang is Chief Executive Officer and Director of Greenpro Capital Corp.

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

	For the Year Ended October 31, 2022	For the Year Ended October 31, 2021
Audit fees	$10,000	$12,500
Audit related fees	-	-
Total	$10,000	$12,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements by Weinberg & Company, P.A. (2022 and 2021) were approved by our Board of Directors.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: February 7, 2023	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Global Leaders Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Leaders Corp. (the “Company”) as of October 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended October 31, 2022, the Company incurred a net loss and had negative cash flows from operations, and at October 31, 2022, had a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

/s/Weinberg & Company, P.A.

Los Angeles, California

February 7, 2023

GLOBAL LEADERS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2022, AND 2021

(Expressed in U.S. Dollars)

	October 31, 2022	October 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$797	$2,552
Cash and cash equivalents from discontinued operations	-	9,270
Prepaid expense	2,041	-
Total currents assets	2,838	11,822

TOTAL ASSETS	$2,838	$11,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$10,000	$12,500
Accrued expense due to related party	-	50,000
Due to officer/principal shareholder	56,297	224
Current liabilities from discontinued operations	-	43,458
Total current liabilities	66,297	106,182

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at October 31, 2022 and 2021
Common stock, $0.0001 par value, 600,000,000 shares authorized; 153,726,000 shares issued and outstanding at October 31, 2022 and 2021	15,372	15,372
Additional paid in capital	889,387	752,338
Accumulated other comprehensive income	3,332	159
Accumulated deficit	(971,550)	(862,229)
Total stockholders’ deficit	(63,459)	(94,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,838	$11,822

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED OCTOBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	Year ended October 31,
	2022	2021

Revenues:	$-	$-

Operating expenses:
General and administrative-related parties	54,691	461,245
General and administrative-other	51,214	68,021
Total operating expenses	105,905	529,266

Loss from operations	(105,905)	(529,266)

Interest income	-	1

Loss from continuing operations	(105,905)	(529,265)

Discontinued operations:
Loss from discontinued operations	(1,959)	(225,097)
Loss on sale of discontinued operations	(1,457)	-
Discontinued operations	(3,416)	(225,097)

Net loss	(109,321)	(754,362)
Other comprehensive income:
-Foreign currency translation income	3,173	155
Comprehensive loss	$(106,148)	$(754,207)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	153,726,000	153,637,200

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED OCTOBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	Income	Deficit	(Deficit)
Balance, October 31, 2020	153,613,500	$15,361	$662,349	$4	$(107,867)	$569,847
Common Stock issued for cash in private placements	112,500	11	89,989	-	-	90,000
Foreign currency transaction	-	-	-	155	-	155
Net loss	-	-	-	-	(754,362)	(754,362)
Balance, October 31, 2021	153,726,000	15,372	752,338	159	(862,229)	(94,360)
Capital contribution due to forgiveness of debt from officer/principal shareholder	-	-	137,049	-	-	137,049
Foreign currency translation	-	-		3,173	-	3,173
Net loss	-	-	-	-	(109,321)	(109,321)
Balance, October 31, 2022	153,726,000	$15,372	$889,387	$3,332	$(971,550)	$(63,459)

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

	Year ended October 31,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(109,321)	$(754,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,959	225,097
Loss from sale of discontinued operations	1,457	-
Change in operating assets and liabilities:
Prepaid expense	(2,041)	-
Accrued liabilities	(1,863)	12,500
Accounts payable due to related party	(50,000)	50,000
Net cash used in operations - continuing operations	(159,809)	(466,765)
Net cash used in operating activities - discontinued operations	(22,176)	(204,889)
Net cash used in operating activities	(181,985)	(671,654)

Cash Flows From Investing Activities
Disposal of subsidiary, net of cash disposed of	(2,094)	-
Net cash used in investing activities - continuing operations	(2,094)	-

Cash Flows From Financing Activities
Advances from an officer/principal shareholder	56,074	-
Proceeds from shares issued for cash in private placements	-	90,000
Net cash provided by financing activities - continuing operations	56,074	90,000
Net cash provided by financing activities - discontinued operations	114,444	19,896
Net cash provided by financing activities	170,518	109,896

Effect of exchange rate changes in cash and cash equivalents	2,536	155
Net decrease in cash and cash equivalents	(11,025)	(561,603)
Cash and cash equivalents, beginning of year	11,822	573,425

Cash and cash equivalents, ending of year	$797	$11,822

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Capital contribution due to forgiveness of debt from officer/principal shareholder	$137,049	$-

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2022 AND 2021

(Expressed in U.S. Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Global Leaders Corporation, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on July 20, 2020.

On July 20, 2020, Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), founder of the Company, was appointed as Chief Executive Officer, President and sole director of the Company. The Company plans to develop professional consultancy services to management executives of small and medium enterprises in Hong Kong.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended October 31, 2022, the Company incurred a net loss of $109,321 and used cash in operating activities of $181,985 and at October 31, 2022, had a stockholders’ deficit of $63,459. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of October 31, 2022, the Company’s cash balance was $797. In November 2022, the Company sold 668,750 restricted shares of its common stock to eighteen individual shareholders in a private placement for total proceeds of $535,000. Notwithstanding the November 2022 equity financing, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Global Leaders Corporation, a holding company incorporated in Anguilla (“GLC Anguilla”), and Global Leaders Academy Limited, a company incorporated in Hong Kong (“GLA”) that the Company operated until May 2022, when GLA was sold (see Note 2). As of October 31, 2022, the Company owns one subsidiary, GLC Anguilla. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. The Company had no cash equivalents as at October 31, 2022 or 2021.

	As of October 31,
	2022	2021

Cash and cash equivalents
Denominated in United States Dollars	$217	$491
Denominated in Hong Kong Dollars	580	2,061
Cash from discontinued operations in Hong Kong Dollars	-	9,270

Cash and cash equivalents	$797	$11,822

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of October 31, 2022, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality

Fair value measurements

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

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, prepaids and other current assets, accrued liabilities, due to an officer, and due to a related party, approximate their fair values because of the short-term nature of these financial instruments.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended October 31,
	2022	2021
Period-end HK$ : US$1 exchange rate	7.85	7.78
Period-average HK$ : US$1 exchange rate	7.83	7.77

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of October 31, 2022, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the years ended October 31, 2022, and 2021, two vendors accounted for 84% (52% and 32%) and 87% (44% and 43%) of the Company’s operating expenses, respectively.

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

NOTE 2 - DISCONTINUED OPERATIONS

In May 2022, GLC Anguilla finalized the sale of its entire 100% interest in GLA to an unrelated party for HK$1 (approximately $0.13), due to continuing losses incurred by GLA.

GLA was deconsolidated effective May 1, 2022. Subsequent to the deconsolidation, the Company did not have any continuing involvement in the operations of the disposed subsidiary. The disposal is accounted for as discontinued operations and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and statements of cash flows have been adjusted to conform to this presentation; no adjustment has been made to the prior period consolidated balance sheet as a result of the disposal.

On May 1, 2022, prior to the disposal, GLA had net assets of $2,094 and net liabilities of $637. As a result, the Company recorded a loss on sale of discontinued operations of $1,457:

Carrying value of assets disposed	$(2,094)
Carrying value of liabilities disposed	637
Carrying value of net assets disposed	(1,457)
Sales proceeds	-
Loss on sale of discontinued operations	$(1,457)

The following table summarizes certain selected components of discontinued operations for the disposed subsidiary for the years ended October 31, 2022 and 2021:

	For the year ended October 31,
	2022	2021

Revenues	$2,560	$55,843

Loss from discontinued operations	$(1,959)	$(225,097)

Loss per share from discontinued operations - Basic and Diluted	$(0.00)	$(0.00)

Current and total assets	$-	$9,270
Current and total liabilities	$-	$43,458

NOTE 3 - STOCKHOLDERS

Shares issued for cash in private placements

During the year ended October 31, 2022, the Company did not issue any shares of Common Stock.

During the year ended October 31, 2021, the Company sold 112,500 shares of restricted Common Stock to four shareholders at a price of $0.80 per share, for total proceeds of $90,000.

NOTE 4 - INCOME TAXES

The Company had no income tax expense for the years ended October 31, 2022 and 2021, respectively. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended October 31,
	2022	2021

Loss from continuing operations before income tax:	$(105,905)	$(529,265)
U.S. Federal statutory tax rate	21%	21%
Income tax benefit at statutory rate	(22,240)	(111,146)
Foreign tax rate difference	-	-
Change in valuation allowance	22,240	111,146
Income tax provision	$-	$-

	As of October 31,
	2022	2021
Components of deferred tax assets:
Net operating loss carryforwards	$149,566	$127,326
Gross deferred tax assets	149,566	127,326
Less: valuation allowance	(149,566)	(127,326)
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of October 31, 2022 and 2021, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of October 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be recorded or disclosed.

NOTE 5 - RELATED PARTY TRANSACTIONS

In 2020, Mr. Peter Yip, CEO, purchased 30,100,000 shares of restricted Common Stock issued to founders for $3,100 and is a 19.58% shareholder in the Company. In addition, in 2020, two companies owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited, each purchased 30,000,000 shares of restricted Common Stock issued to founders for $3,000 and are each 19.52% shareholders in the Company.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 5.85% shareholder in the Company. In addition, three executives of Greenpro are collectively 10.41% shareholders in the Company.

In April 2022, Mr. Peter Yip forgave liabilities due to him by GLA (see Note 2) of $137,049. As a result, the Company recorded a capital contribution to the Company of $137,049 during the year ended October 31, 2022. As of October 31, 2022 and 2021, the Company owed Mr. Peter Yip $56,297 and $224, respectively, for advances made to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

For the year ended October 31, 2022, the Company incurred total fees to Greenpro of $54,691, including accounting fees of $50,496 and company secretarial fees of $4,195, respectively. For the year ended October 31, 2021, the Company incurred total fees to Greenpro of $226,677, including accounting fees of $47,866, advisory fees of $175,000 and company secretarial fees of $3,811, respectively.

For the year ended October 31, 2022, the Company did not incur any fees to CS Global or Asia Pacific Management & Family Office Limited (“Asia Pacific Management”). For the year ended October 31, 2021, fees paid to CS Global totaled $172,641 including advertising and promotion expense of $42,320, management fees of $70,389, and administration fees of $59,932. Also, for the year ended October 31, 2021, the Company incurred consulting fees of $61,927 to Asia Pacific Management, a company incorporated in Hong Kong, and wholly owned by Mr. Peter Yip. In addition the Company’s office space is provided by Mr. Peter Yip at no charge.

NOTE 6 – SUBSEQUENT EVENT

In November 2022, the Company sold 668,750 shares of restricted Common Stock to eighteen individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000.

