Form 10-Q
period 2023-01-31
GLOBAL LEADERS CORP
filed 2023-03-17
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of March 17, 2023, there were 154,394,750 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED JANUARY 31, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2023 AND OCTOBER 31, 2022

(Expressed in U.S. Dollars)

	January 31, 2023	October 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$250,528	$797
Prepaid expense to related party	33,947	-
Prepayments	1,166	2,041
Total currents assets	285,641	2,838

TOTAL ASSETS	$285,641	$2,838

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued liabilities	$215	$10,000
Due to officer/principal shareholder	6,329	56,297
Total current liabilities	6,544	66,297

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at January 31, 2023 and October 31, 2022
Common Stock, $0.0001 par value, 600,000,000 shares authorized; 154,394,750 and 153,726,000 shares issued and outstanding at January 31, 2023 and October 31, 2022, respectively	15,439	15,372
Additional paid in capital	1,424,320	889,387
Accumulated other comprehensive income	3,332	3,332
Accumulated deficit	(1,163,994)	(971,550)
Total stockholders’ equity (deficit)	279,097	(63,459)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$285,641	$2,838

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended January 31,
	2023	2022

Revenues:	$-	$-

Operating expenses:
General and administrative-related parties	146,342	12,551
General and administrative-other	46,102	12,741
Total operating expenses	192,444	25,292

Loss from continuing operations	(192,444)	(25,292)

Discontinued operations:
Loss from discontinued operations	-	(2,121)
Discontinued operations	-	(2,121)

Net loss	(192,444)	(27,413)
Other comprehensive income:
-Foreign currency translation income	-	696
Comprehensive loss	$(192,444)	$(26,717)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	154,394,750	153,726,000

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Expressed in U.S. Dollars)

Three months ended January 31, 2023 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	Income	Deficit	(Deficit)
Balance, October 31, 2022	153,726,000	$15,372	$889,387	$3,332	$(971,550)	$(63,459)
Common Stock issued for cash in private placements	668,750	67	534,933	-	-	535,000
Net loss	-	-	-	-	(192,444)	(192,444)
Balance, January 31, 2023 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,163,994)	$279,097

Three months ended January 31, 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	(Deficit)
Balance, October 31, 2021	153,726,000	$15,372	$752,338	$159	$(862,229)	$(94,360)
Foreign currency translation	-	-	-	696	-	696
Net loss	-	-	-	-	(27,413)	(27,413)
Balance, January 31, 2022 (Unaudited)	153,726,000	$15,372	$752,338	$855	$(889,642)	$(121,077)

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended January 31,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(192,444)	$(27,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	2,121
Change in operating assets and liabilities:
Prepaid expense to related party	(33,947)	-
Prepayment	875	(498)
Accrued expense due to related party	-	(40,000)
Accrued liabilities	(9,785)	(6,000)
Net cash used in operations - continuing operations	(235,301)	(71,790)
Net cash used in operating activities - discontinued operations	-	(22,503)
Net cash used in operating activities	(235,301)	(94,293)

Cash Flows From Financing Activities
Repayment to officer/principal shareholder	(49,968)	-
Proceeds from shares issued for cash in private placements	535,000	-
Net cash provided by financing activities - continuing operations	485,032	-
Net cash provided by financing activities - discontinued operations	-	85,876
Net cash provided by financing activities	485,032	85,876

Effect of exchange rate changes in cash and cash equivalents	-	696
Net change in cash and cash equivalents	249,731	(7,721)
Cash and cash equivalents, beginning of period	797	11,822

Cash and cash equivalents, ending of period	$250,528	$4,101

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Global Leaders Corporation, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on July 20, 2020.

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), founder of the Company, is Chief Executive Officer, President and sole director of the Company. The Company plans to develop professional consultancy services to management executives of small and medium enterprises in Hong Kong.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended January 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated balance sheet as of October 31, 2022, included herein was derived from the audited consolidated financial statements as of that date, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 7, 2023. These financial statements should be read in conjunction with that report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 2023.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Global Leaders Corporation, a company incorporated in Anguilla. All intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended January 31, 2023, the Company incurred a net loss of $192,444 and used cash in operating activities of $235,301. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At January 31, 2023, our cash balance was $250,528. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

	As of January 31, 2023	As of October 31, 2022
	(Unaudited)
Cash and cash equivalents
Denominated in United States Dollars	$19,167	$217
Denominated in Hong Kong Dollars	231,361	580
Cash and cash equivalents	$250,528	$797

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of January 31, 2023, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality

Fair value measurements

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

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, prepaid expenses and other current assets, accrued liabilities, due to officer/principal shareholder, and due from or due to a related party, approximate their fair values because of the short-term nature of these financial instruments.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary uses Hong Kong Dollars (“HK$”) as its functional currency, and maintains its books and records in the reporting currency US$, respectively.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the period:

	As of and for the three months ended January 31,
	2023	2022
Period-end HK$ : US$1 exchange rate	7.84	7.80
Period-average HK$ : US$1 exchange rate	7.82	7.80

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of January 31, 2023, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the periods ended January 31, 2023, and 2022, two vendors accounted for 76% (70% and 6%) and one vendor accounted for 50% of the Company’s operating expenses, respectively.

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

NOTE 2 - DISCONTINUED OPERATIONS

In May 2022, GLC Anguilla sold its 100% interest in Global Leaders Academy Limited (“GLA”), a company incorporated in Hong Kong, to an unrelated party. Accordingly, the results of operations for GLA are presented as discontinued operations on the accompanying financial statements. The following table summarizes certain selected components of discontinued operations for the disposed subsidiary for the periods ended January 31, 2023 and 2022:

	For the period ended January 31,
	2023	2022

Operating expenses	$-	$2,121

Loss from discontinued operations	$-	$(2,121)

Loss per share from discontinued operations - Basic and Diluted	$-	$(0.00)

Current and total assets	$-	$1,724
Current and total liabilities	$-	$109,123

NOTE 3 - STOCKHOLDERS

Shares issued for cash in private placement

In November 2022, the Company sold 668,750 shares of restricted Common Stock to eighteen individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000. The proceeds will be used to fund expansion of the Company’s operations.

During the three months ended January 31, 2022, the Company did not issue any shares of Common Stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

In 2020, Mr. Peter Yip, CEO, purchased 30,100,000 shares of restricted Common Stock issued to founders for $3,100 and is a 19.50% shareholder in the Company. In addition, in 2020, two companies owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited (“CSG Group”), each purchased 30,000,000 shares of restricted Common Stock issued to founders for $3,000 and are each 19.43% shareholders in the Company.

In November 2022, the Company entered into two contacts with CS Global that have a term from November 1, 2022 to October 31, 2023. In the first contract, CS Global is to provide management services, as defined, to the Company for a monthly fee of $10,000 per month. In the second contract, CS Global is to provide monthly services, as defined, to the Company for a monthly fee of approximately $24,000 (HKD 187,200) per month. The Company also agreed to pay CS Global a one-time non-refundable fee of approximately $80,000 (HKD 624,000) associated with the execution of the contracts. As the fee is non-refundable, and is not expected to have alternative future use, the $80,000 was expensed during the three months ended January 31, 2023. For the three months ended January 31, 2023, fees paid to CG Global totaled $133,826 including management fees of $29,915, other expenses of $23,911, and the one-time fee of $80,000. For the three months ended January 31, 2022, the Company did not incur any fees to CS Global.

As of January 31, 2023 and October 31, 2022, the Company owed Mr. Peter Yip $6,329 and $56,297, respectively, for advances made to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

At January 31, 2023, the Company advanced $33,947 to CS Global, for prepaid February 2023 management fees of $9,984 and prepaid office expense fees of $23,963, respectively. The Company did not advance any payment to CS Global as of October 31, 2022.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 5.83% shareholder in the Company. In addition, three executives of Greenpro are collectively 10.36% shareholders in the Company.

For the three months ended January 31, 2023, the Company incurred total fees to Greenpro of $12,516, including accounting fees of $11,076, administration fees of $640 and advisory fees of $800, respectively. For the three months ended January 31, 2022, the Company incurred accounting fees of $12,551 to Greenpro.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Global Leaders Corp., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2022 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended October 31, 2022 filed with the SEC on February 7, 2023. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

Global Leaders Corp. (the “Company” or “we”) was incorporated in the State of Nevada on July 20, 2020 and has a fiscal year end of October 31.

GOING CONCERN

For the three months ended January 31, 2023, the Company incurred a net loss of $192,444 and used cash in operating activities of $235,301. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At January 31, 2023, our cash balance was $250,528. Management estimates that the current funds on hand will be sufficient to continue operations through the next three to six months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Results of Operations

Three Months Ended January 31, 2023 and 2022

We recorded no revenues and cost of revenues for the periods ended January 31, 2023 and 2022, respectively.

For the three months ended January 31, 2023 and 2022, general and administrative expenses were $192,444 and $25,292 and included $146,342 and $12,551 of general and administrative expenses to related parties for the periods ended January 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

At January 31, 2023, our cash balance was $250,528. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is can obtain additional financing it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

In November 2022, the Company sold 668,750 shares of restricted Common Stock to eighteen individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000:

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2023. This evaluation was carried out by Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), our Chief Executive Officer and Chief Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Mr. Peter Yip concluded that, as of January 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2023, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: March 17, 2023	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

