Form 10-Q
period 2023-04-30
GLOBAL LEADERS CORP
filed 2023-06-09
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 9, 2023, there were 154,394,750 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED APRIL 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2023 AND OCTOBER 31, 2022

(Expressed in U.S. Dollars)

	April 30, 2023	October 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$150,364	$797
Prepayments	623	2,041
Total currents assets	150,987	2,838

TOTAL ASSETS	$150,987	$2,838

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued liabilities	$3,822	$10,000
Due to officer/principal shareholder	6,329	56,297
Total current liabilities	10,151	66,297

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at April 30, 2023 and October 31, 2022
Common Stock, $0.0001 par value, 600,000,000 shares authorized; 154,394,750 and 153,726,000 shares issued and outstanding at April 30, 2023 and October 31, 2022, respectively	15,439	15,372
Additional paid in capital	1,424,320	889,387
Accumulated other comprehensive income	3,332	3,332
Accumulated deficit	(1,302,255)	(971,550)
Total stockholders’ equity (deficit)	140,836	(63,459)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$150,987	$2,838

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Revenues:
Service revenues	$-	$2,560	$-	$2,560
Total revenue	-	2,560	-	2,560

Operating costs and expenses:
Cost of service revenues	-	1,536	-	1,536
General and administrative-related parties	107,558	12,517	253,900	26,094
General and administrative-other	30,703	2,773	76,805	16,609
Total operating costs and expenses	138,261	16,826	330,705	44,239

Loss from operations	(138,261)	(14,266)	(330,705)	(41,679)

Net loss	(138,261)	(14,266)	(330,705)	(41,679)
Other comprehensive income:
-Foreign currency translation income	-	2,420	-	3,116
Comprehensive loss	$(138,261)	$(11,846)	$(330,705)	$(38,563)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	154,394,750	153,726,000	154,339,021	153,726,000

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2023 AND 2022

(Expressed in U.S. Dollars)

Three months ended April 30, 2023 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
Balance, January 31, 2023 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,163,994)	$279,097
Net loss	-	-	-	-	(138,261)	(138,261)
Balance, April 30, 2023 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,302,255)	$140,836

Six months ended April 30, 2023 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity’
	Number	Amount	Capital	Income	Deficit	(Deficit)
Balance, October 31, 2022	153,726,000	$15,372	$889,387	$3,332	$(971,550)	$(63,459)
Common Stock issued for cash in private placements	668,750	67	534,933	-	-	535,000
Net loss	-	-	-	-	(330,705)	(330,705)
Balance, April 30, 2023 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,302,255)	$140,836

Three months ended April 30, 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, January 31, 2022 (Unaudited)	153,726,000	$15,372	$752,338	$855	$(889,642)	$(121,077)
Foreign currency translation	-	-	-	2,420	-	2,420
Net loss	-	-	-	-	(14,266)	(14,266)
Balance, April 30, 2022 (Unaudited)	153,726,000	$15,372	$752,338	$3,275	$(903,908)	$(132,923)

Six months ended April 30, 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2021	153,726,000	$15,372	$752,338	$159	$(862,229)	$(94,360)
Foreign currency translation	-	-	-	3,116	-	3,116
Net loss	-	-	-	-	(41,679)	(41,679)
Balance, April 30, 2022 (Unaudited)	153,726,000	$15,372	$752,338	$3,275	$(903,908)	$(132,923)

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Six months ended April 30,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(330,705)	$(41,679)
Change in operating assets and liabilities:
Prepayments	1,418	(419)
Accrued expense due to related party	-	(50,000)
Accrued liabilities and customer deposit	(6,178)	(32,716)
Net cash used in operating activities	(335,465)	(124,814)

Cash Flows From Financing Activities
(Repayment to) advances from officer/principal shareholder	(49,968)	114,505
Proceeds from shares issued for cash in private placements	535,000	-
Net cash provided by financing activities	485,032	114,505

Effect of exchange rate changes in cash and cash equivalents	-	3,116
Net change in cash and cash equivalents	149,567	(7,193)
Cash and cash equivalents, beginning of period	797	11,822

Cash and cash equivalents, ending of period	$150,364	$4,629

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2023 AND 2022

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended April 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated balance sheet as of October 31, 2022, included herein was derived from the audited consolidated financial statements as of that date, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 7, 2023. These financial statements should be read in conjunction with that report.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Global Leaders Corporation, a company incorporated in Anguilla. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the six months ended April 30, 2023, the Company has failed to generate any revenue, incurred a net loss of $330,705 and used cash in operating activities of $335,465. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At April 30, 2023, our cash balance was $150,364. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

	As of April 30, 2023	As of October 31, 2022
	(Unaudited)
Cash and cash equivalents
Denominated in United States Dollars	$6,782	$217
Denominated in Hong Kong Dollars	143,582	580
Cash and cash equivalents	$150,364	$797

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of April 30, 2023, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality.

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

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary uses Hong Kong Dollars (“HK$”) as its functional currency and maintains its books and records in the reporting currency US$, respectively.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the period:

	As of and for the six months ended April 30,
	2023	2022
Period-end HK$ : US$1 exchange rate	7.85	7.85
Period-average HK$ : US$1 exchange rate	7.83	7.81

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of April 30, 2023, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the three and six months ended April 30, 2023, one vendor accounted for 73% and 71% of the Company’s operating expenses, respectively.

For the three and six months ended April 30, 2022, one customer accounted for 100% of the Company’s revenue.

For the three and six months ended April 30, 2022, one vendor accounted for 74% and 59% of the Company’s costs and expenses, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for the Company beginning on November 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - STOCKHOLDERS

Shares issued for cash in private placement

During the three months ended April 30, 2023, the Company did not issue any shares of Common Stock.

During the six months ended April 30, 2023, the Company sold 668,750 shares of restricted Common Stock to eighteen (18) individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000. The proceeds will be used to fund expansion of the Company’s operations.

For the three and six months ended April 30, 2022, the Company did not issue any shares.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

In November 2022, the Company entered into two contacts with CS Global that have a term from November 1, 2022 to October 31, 2023. In the first contract, CS Global is to provide management services, as defined, to the Company for a monthly fee of $10,000 per month. In the second contract, CS Global is to provide monthly services, including office usage and manpower support as defined, to the Company for a monthly fee of approximately $24,000 (HKD 187,200) per month. The Company also agreed to pay CS Global a one-time non-refundable fee of approximately $80,000 (HKD 624,000) associated with the execution of the contracts. As the fee is non-refundable, and is not expected to have alternative future use, the $80,000 was expensed during the six months ended April 30, 2023.

For the three months ended April 30, 2023, fees paid to CS Global totaled $101,567 consisting of management fees of $29,873 and office usage and manpower support of $71,694.

For the six months ended April 30, 2023, fees paid to CS Global totaled $235,393 consisting of management fees of $59,787, other office usage and manpower support $95,606, and the one-time fee of $80,000.

For the three and six months ended April 30, 2022, the Company did not incur any fees to CS Global.

As of April 30, 2023 and October 31, 2022, the Company owed Mr. Peter Yip $6,329 and $56,297, respectively, for advances made to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 5.83% shareholder in the Company. In addition, three executives of Greenpro are collectively 10.36% shareholders in the Company.

For the three months ended April 30, 2023, the Company incurred total fees to Greenpro of $5,991, consisting of accounting fees of $5,736 and company secretarial fees of $255, respectively.

For the six months ended April 30, 2023, the Company incurred total fees to Greenpro of $18,507, including accounting fees of $16,812, administration fees of $640, advisory fees of $800 and company secretarial fees of $255, respectively.

During the three months ended April 30, 2022, the Company incurred professional fees to Greenpro of $12,517. During the six months ended April 30, 2022, the Company incurred professional fees to Greenpro of $26,094.

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

GOING CONCERN

For the six months ended April 30, 2023, the Company incurred a net loss of $330,705 and used cash in operating activities of $335,465. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At April 30, 2023, our cash balance was $150,364. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Results of Operations

Three Months Ended April 30, 2023 and 2022

We recorded no revenues and cost of revenues for the three months ended April 30, 2023.

We recorded $2,560 of service revenues and $1,536 of cost of service revenues for the three months ended April 30, 2022.

For the three months ended April 30, 2023 and 2022, general and administrative expenses were $138,261 and $15,290 and included $107,558 and $12,517 of general and administrative expenses to related parties for the three months ended April 30, 2023 and 2022, respectively.

Six Months Ended April 30, 2023 and 2022

We recorded no revenues and cost of revenues for the six months ended April 30, 2023.

We recorded $2,560 of service revenues and $1,536 of cost of service revenues for the six months ended April 30, 2022.

For the six months ended April 30, 2023 and 2022, general and administrative expenses were $330,705 and $42,703 and included $253,900 and $26,094 of general and administrative expenses to related parties for the six months ended April 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

At April 30, 2023, our cash balance was $150,364. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is can obtain additional financing it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

In November 2022, the Company sold 668,750 shares of restricted Common Stock to eighteen (18) individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2023. This evaluation was carried out by Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), our Chief Executive Officer and Chief Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Mr. Peter Yip concluded that, as of April 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We continue to have material weaknesses in our internal control over financial reporting disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022, in that (i) the Company did not maintain a functioning independent audit committee and did not maintain an independent board; (ii) the Company had inadequate segregation of duties; and (iii) the Company had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: June 9, 2023	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

