Form 10-Q
period 2023-07-31
GLOBAL LEADERS CORP
filed 2023-08-30
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

Commission File No. 000-56557

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

As of August 30, 2023, there were 154,394,750 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED JULY 31, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2023 AND OCTOBER 31, 2022

(Expressed in U.S. Dollars)

	July 31, 2023	October 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,581	$797
Accounts receivable	3,828	-
Prepaid expenses	2,999	2,041
Prepaid expense to related party	1,914	-
Total currents assets	14,322	2,838

TOTAL ASSETS	$14,322	$2,838

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued liabilities	$-	$10,000
Due to officer/principal shareholder	6,329	56,297
Total current liabilities	6,329	66,297

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at July 31, 2023 and October 31, 2022
Common Stock, $0.0001 par value, 600,000,000 shares authorized; 154,394,750 shares outstanding at July 31, 2023, and 153,726,000 shares outstanding at October 31, 2022	15,439	15,372
Additional paid in capital	1,424,320	889,387
Accumulated other comprehensive income	3,332	3,332
Accumulated deficit	(1,435,098)	(971,550)
Total stockholders’ equity (deficit)	7,993	(63,459)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,322	$2,838

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Revenues:
Service revenues	$3,828	$-	$3,828	$-
Total revenue	3,828	-	3,828	-

Operating expenses:
General and administrative-related parties	110,957	14,910	364,857	39,982
General and administrative-other	25,714	17,109	102,519	31,923
Total operating expenses	136,671	32,019	467,376	71,905

Loss from continuing operations	(132,843)	(32,019)	(463,548)	(71,905)

Discontinued operations:
Loss from discontinued operations	-	(166)	-	(1,959)
Loss on sale of discontinued operations	-	(1,457)	-	(1,457)
Discontinued operations	-	(1,623)	-	(3,416)

Net loss	(132,843)	(33,642)	(463,548)	(75,321)
Other comprehensive income:
-Foreign currency translation income	-	57	-	3,173
Comprehensive loss	$(132,843)	$(33,585)	$(463,548)	$(72,148)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	154,394,750	153,726,000	154,355,393	153,726,000

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2023 AND 2022

(Expressed in U.S. Dollars)

Three months ended July 31, 2023 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
Balance, April 30, 2023 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,302,255)	$140,836
Net loss	-	-	-	-	(132,843)	(132,843)
Balance, July 31, 2023 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,435,098)	$7,993

Nine months ended July 31, 2023 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity’
	Number	Amount	Capital	Income	Deficit	(Deficit)
Balance, October 31, 2022	153,726,000	$15,372	$889,387	$3,332	$(971,550)	$(63,459)
Common Stock issued for cash in private placements	668,750	67	534,933	-	-	535,000
Net loss	-	-	-	-	(463,548)	(463,548)
Balance, July 31, 2023 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,435,098)	$7,993

Three months ended July 31, 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, April 30, 2022 (Unaudited)	153,726,000	$15,372	$752,338	$3,275	$(903,908)	$(132,923)
Capital contribution due to forgiveness of debt from officer/principal shareholder	-	-	137,049	-	-	137,049
Foreign currency translation	-	-	-	57	-	57
Net loss	-	-	-	-	(33,642)	(33,642)
Balance, July 31, 2022 (Unaudited)	153,726,000	$15,372	$889,387	$3,332	$(937,550)	$(29,459)

Nine months ended July 31, 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2021	153,726,000	$15,372	$752,338	$159	$(862,229)	$(94,360)
Capital contribution due to forgiveness of debt from officer/principal shareholder	-	-	137,049	-	-	137,049
Foreign currency translation	-	-	-	3,173	-	3,173
Net loss	-	-	-	-	(75,321)	(75,321)
Balance, July 31, 2022 (Unaudited)	153,726,000	$15,372	$889,387	$3,332	$(937,550)	$(29,459)

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended July 31,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(463,548)	$(75,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	1,959
Loss on sale of discontinued operations	-	1,457
Change in operating assets and liabilities:
Accounts receivable	(3,828)	-
Prepaid expenses	(958)	(2,917)
Prepaid expense to related party	(1,914)	-
Accrued liabilities and customer deposit	(10,000)	(11,863)
Accrued expense due to related party	-	(50,000)
Net cash used in operating activities - continuing operations	(480,248)	(136,685)
Net cash used in operating activities - discontinued operations	-	(22,175)
Net cash used in operating activities	(480,248)	(158,860)

Cash Flows From Investing Activities
Disposal of subsidiary, net of cash disposed of	-	(2,094)
Net cash used in investing activities - continuing operations	-	(2,094)

Cash Flows From Financing Activities
(Repayment to) advances from officer/principal shareholder	(49,968)	38,660
Proceeds from shares issued for cash in private placements	535,000	-
Net cash provided by financing activities - continuing operations	485,032	38,660
Net cash provided by financing activities - discontinued operations	-	114,444
Net cash provided by financing activities	485,032	153,104

Effect of exchange rate changes in cash and cash equivalents	-	2,536
Net change in cash and cash equivalents	4,784	(5,314)
Cash and cash equivalents, beginning of period	797	11,822

Cash and cash equivalents, ending of period	$5,581	$6,508

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Financing Activities:
Capital contribution due to forgiveness of debt from officer/principal shareholder	$-	$137,049

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2023 AND 2022

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended July 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated balance sheet as of October 31, 2022, included herein was derived from the audited consolidated financial statements as of that date, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 7, 2023. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended July 31, 2023, the Company has generated limited revenue of $3,828, incurred a net loss of $463,548 and used cash in operating activities of $480,248. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At July 31, 2023, our cash balance was $5,581. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

COVID-19

The COVID-19 pandemic has negatively impacted the global economy. The Company continues to monitor guidance from national and local public health authorities and has implemented health and safety precautions and protocols in response to such guidance.

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

Revenue recognition

The Company recognizes revenues when its customer obtains control of promised services, in an amount that reflects the consideration the Company expects to receive in exchange for those services, following the guidance of Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers”.

Cash and cash equivalents

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds.

	As of July 31, 2023	As of October 31, 2022
	(Unaudited)
Cash and cash equivalents
Denominated in United States Dollars	$1,054	$217
Denominated in Hong Kong Dollars	4,527	580
Cash and cash equivalents	$5,581	$797

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of July 31, 2023, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the period:

	As of and for the nine months ended July 31,
	2023	2022
Period-end HK$ : US$1 exchange rate	7.80	7.85
Period-average HK$ : US$1 exchange rate	7.83	7.81

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of July 31, 2023, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the three and nine months ended July 31, 2023, one customer accounted for 100% of the Company’s revenue, and at June 30, 2023, 100% of its accounts receivable. The customer is also an unrelated vendor to the Company, and accounted for 8% and 4% of the Company’s total operating expenses for the three and nine months ended July 31, 2023, respectively.

For the three and nine months ended July 31, 2023, one related party vendor accounted for 74% and 72% of the Company’s total operating expenses, respectively. For the three and nine months ended July 31, 2022, one related party vendor accounted for 47% and 56% of the Company’s total operating expenses, respectively. No other vendors accounted for 10% or more of total operating expenses.

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

GLA was deconsolidated effective May 1, 2022, and the Company does not have any continuing involvement in the operations of the disposed subsidiary. The disposal is accounted for as discontinued operations and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and statements of cash flows have been adjusted to conform to this presentation; no adjustment has been made to the prior period consolidated balance sheet as a result of the disposal. As of July 31, 2023, only one subsidiary, GLC Anguilla was owned by the Company.

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

The following table summarizes certain selected components of discontinued operations for the disposed subsidiary for the three and nine months ended July 31, 2023 and 2022:

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$2,500

Loss from discontinued operations	$-	$(166)	$-	$(1,959)

Loss per share from discontinued operations - Basic and Diluted	$-	$(0.00)	$-	$(0.00)

Current and total assets	$-	$-	$-	$-
Current and total liabilities	$-	$-	$-	$-

NOTE 3 - STOCKHOLDERS

Shares issued for cash in private placement

During the three months ended July 31, 2023, the Company did not issue any shares of Common Stock.

During the nine months ended July 31, 2023, the Company sold 668,750 shares of restricted Common Stock to eighteen (18) individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000. The proceeds will be used to fund expansion of the Company’s operations.

For the three and nine months ended July 31, 2022, the Company did not issue any shares of its Common Stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

Mr. Peter Yip, CEO, is 19.50% shareholder in the Company. In addition, two companies owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited (“CSG Group”), are each 19.43% shareholders in the Company.

In November 2022, the Company entered into two contacts with CS Global that have a term from November 1, 2022 to October 31, 2023. In the first contract, CS Global provides management services, as defined, to the Company for a monthly fee of $10,000 per month. In the second contract, CS Global provides monthly services, including office usage and manpower support as defined, to the Company for a monthly fee of approximately $24,000 (HK$187,200) per month. The Company also agreed to pay CS Global a one-time non-refundable fee of approximately $80,000 (HK$624,000) associated with the execution of the contracts. As the fee is non-refundable, and is not expected to have alternative future use, the $80,000 was expensed during the nine months ended July 31, 2023.

For the three months ended July 31, 2023, fees paid to CS Global totaled $101,435 consisting of management fees of $29,834 and office usage and manpower support of $71,601.

For the nine months ended July 31, 2023, fees paid to CS Global totaled $336,828 consisting of management fees of $89,621, other office usage and manpower support of $167,207, and the one-time fee of $80,000.

For the three and nine months ended July 31, 2022, the Company did not incur any fees to CS Global.

As of July 31, 2023 and October 31, 2022, the Company owed Mr. Peter Yip $6,329 and $56,297, respectively, for advances made to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 5.83% shareholder in the Company. In addition, three executives of Greenpro are collectively 10.36% shareholders in the Company.

For the three months ended July 31, 2023, the Company incurred total fees to Greenpro of $9,522, consisting of accounting fees of $5,737 and company secretarial fees of $3,785, respectively.

For the nine months ended July 31, 2023, the Company incurred total fees to Greenpro of $28,029, including accounting fees of $22,549, administration fees of $640, advisory fees of $800 and company secretarial fees of $4,040, respectively.

During the three months ended July 31, 2022, the Company incurred total fees to Greenpro of $14,910, consisting of accounting fees of $12,469 and company secretarial fees of $2,441, respectively.

During the nine months ended July 31, 2022, the Company incurred total fees to Greenpro of $39,982, consisting of accounting fees of $37,540 and company secretarial fees of $2,442, respectively.

As of July 31, 2023 and October 31, 2022, the Company prepaid $1,914 and $0 of accounting fee to Greenpro, respectively.

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

GOING CONCERN

For the nine months ended July 31, 2023, the Company incurred a net loss of $463,548 and used cash in operating activities of $480,248. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2022, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At July 31, 2023, our cash balance was $5,581. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

REVENUE RECOGNITION

The Company recognizes revenues when its customer obtains control of promised services, in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company recognizes revenue following the guidance of Accounting Standards Codification (ASC) 606, “Revenue from Contracts”.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in the accompanying condensed consolidated financial statements.

PLAN OF OPERATION

We started our business in 2020 and have a limited operating history. We intend to continue to expand the scope and geographic reach of our services by extending our service to more clients in different regions. Such plans are based on current intentions and assumptions. Our expansion plan may be hindered by factors beyond our control, such as general market conditions, our ability to attract qualified employees, government policies relevant to our industry, our ability to maintain our existing competitive advantages and new market entrants. For us to operate as a management consultancy services provider in these jurisdictions, we may be required to identify suitable local partners to enter such new markets. If we are unable to successfully implement our growth strategy, our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

Results of Operations

Three Months Ended July 31, 2023 and 2022

We recorded $3,828 of service revenues and $0 of cost-of-service revenues for the three months ended July 31, 2023.

We recorded no revenues and cost of revenues for the three months ended July 31, 2022.

For the three months ended July 31, 2023 and 2022, general and administrative expenses were $136,671 and $32,019 and included $110,957 and $14,910 of general and administrative expenses to related parties for the three months ended July 31, 2023 and 2022, respectively.

Nine Months Ended July 31, 2023 and 2022

We recorded $3,828 of service revenues and $0 of cost-of-service revenues for the nine months ended July 31, 2023.

We recorded no revenues and cost of revenues for the nine months ended July 31, 2022.

For the nine months ended July 31, 2023 and 2022, general and administrative expenses were $467,376 and $71,905 and included $364,857 and $39,982 of general and administrative expenses to related parties for the nine months ended July 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

At July 31, 2023, our cash balance was $5,581. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is can obtain additional financing it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2023. This evaluation was carried out by Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), our Chief Executive Officer and Chief Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Mr. Peter Yip, our Chief Executive Officer and Chief Financial Officer, concluded that, as of July 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: August 30, 2023	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

