Form 10-Q/A
period 2022-01-31
GLOBAL LEADERS CORP
filed 2023-09-28
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended January 31, 2022 (the “Form 10-Q/A”) is to correct the Quarterly Report on Form 10-Q for the period ended January 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022 (the “Form 10-Q”). The registrant has corrected the Form 10-Q from a non-shell company to a shell company as defined in Rule 12b-2 of the Exchange Act due to no revenue was recorded for the three-month period ended January 31, 2022.

This Form 10-Q/A makes no other changes to the Form 10-Q as filed with the SEC on March 10, 2022, and no attempt has been made in this Form 10-Q/A to modify or update the other disclosures presented in the Form 10-Q. This Form 10-Q/A does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after March 10, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and our other filings with the SEC.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q/A FOR THE PERIOD

ENDED JANUARY 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A of Global Leaders Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-Q/A, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward - looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Global Leaders Corp., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q/A together with (ii) the more detailed business information and the October 31, 2021 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC on January 28, 2022. Statements in this section and elsewhere in this Form 10-Q/A that are not statements of historical or current fact constitute “forward-looking” statements.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: September 28, 2023	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

