Form 10-Q/A
period 2022-07-31
GLOBAL LEADERS CORP
filed 2023-09-28
CIK 1830696

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended July 31, 2022 (the “Form 10-Q/A”) is to correct the Quarterly Report on Form 10-Q for the period ended July 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2022 (the “Form 10-Q”). The registrant has corrected the Form 10-Q from a non-shell company to a shell company as defined in Rule 12b-2 of the Exchange Act due to no revenue was recorded for the nine-month period ended July 31, 2022.

This Form 10-Q/A makes no other changes to the Form 10-Q as filed with the SEC on August 30, 2022, and no attempt has been made in this Form 10-Q/A to modify or update the other disclosures presented in the Form 10-Q. This Form 10-Q/A does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 30, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

