Form 10-K/A
period 2022-10-31
GLOBAL LEADERS CORP
filed 2023-09-28
CIK 1830696

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended October 31, 2022 (the “Form 10-K/A”) is to correct the Annual Report on Form 10-K for the year ended October 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2023 (the “Form 10-K”). The registrant has corrected the Form 10-K from a non-shell company to a shell company as defined in Rule 12b-2 of the Exchange Act due to no revenue was recorded for the year ended October 31, 2022.

This Form 10-K/A makes no other changes to the Form 10-K as filed with the SEC on February 7, 2023, and no attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect subsequent events occurring after the original filing of the Form 10-K (i.e., those events occurring after February 7, 2023) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings with the SEC.

GLOBAL LEADERS CORP.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A of Global Leaders Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K/A, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward - looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

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

None of our directors have received monetary compensation since our inception to the date of this Annual Report on Form 10-K/A. We currently do not pay any compensation to our directors serving on our Board of Directors.

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

