Form 10-Q/A
period 2023-01-31
GLOBAL LEADERS CORP
filed 2023-11-24
CIK 1830696

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended January 31, 2023 (the “Form 10-Q/A”) is to correct the Quarterly Report on Form 10-Q for the period ended January 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2023 (the “Form 10-Q”). The registrant has corrected the Form 10-Q from a non-shell company to a shell company as defined in Rule 12b-2 of the Exchange Act due to no revenue was recorded for the three-month period ended January 31, 2023.

This Form 10-Q/A makes no other changes to the Form 10-Q as filed with the SEC on March 17, 2023, and no attempt has been made in this Form 10-Q/A to modify or update the other disclosures presented in the Form 10-Q. This Form 10-Q/A does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after March 17, 2023) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: November 24, 2023	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

