Form 10-K
period 2023-10-31
GLOBAL LEADERS CORP
filed 2024-01-26
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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

As of January 26, 2024, there were 154,394,750 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Global Leaders Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions, and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward - looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

We are a company with a focus on start-up advisory and corporate consulting services, targeting start-up companies and young entrepreneurs in the Asia-Pacific Region.

Global Leaders Corporation, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on July 20, 2020.

On August 25, 2020, the Company acquired 100% of the equity interests of Global Leaders Corporation, an Anguilla company (“GLC Anguilla”). On August 25, 2020, GLC Anguilla acquired 100% of the equity interests of Global Leaders Academy Limited (“GLA”), a Hong Kong company, which was sold on May 1, 2022 to an unrelated party due to continuing losses incurred by GLA.

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), founder of the Company, currently holds the positions of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company, respectively.

DESCRIPTION OF BUSINESS

We are principally engaged in provision of consultancy services to management executives of small and medium enterprises (SMEs) and startup companies in Hong Kong. We aspire to assist our clients in creating high-performance management teams while simultaneously improving the mindset of our clients’ management executives. Through our customized consultancy services, we also seek to improve our clients’ management efficiency, as well as to analyze and promote a positive work culture.

Three-stage Formula

Although the exact details of our consultancy services vary based upon the needs and aspirations of our clients, the method through which we evaluate and implement our services follows a three-stage formula: (1) Diagnosis Stage; (2) Execution of Solutions Stage; and (3) Follow-up Stage.

(1)	Diagnosis Stage

During the initial diagnosis stage, to provide tailor-made solutions to our clients, we conduct interviews and meetings with our clients’ management executives, which can be conducted face-to-face or online. Our face-to-face meetings are normally held at the clients’ office, and if our discussions are conducted online, we will use a platform of our clients’ choice. The interviews and meetings, which are based more on discussion rather than standardized questions, help us to understand and analyze the client company’s culture and management style. Our goal during the diagnosis stage is to gain a better understanding of the client companies as a whole and to identify any critical problems and challenges, internally or externally, our clients are facing.

Subsequently, we prepare a diagnosis report, in which we analyze the client’s business strategies and identify any perceived gaps in their talents and capabilities. In this report, we also provide solutions that are tailor-made for our clients to overcome their challenges, which includes follow up workshops, personal management training and meetings. In providing this information, we provide an experienced, third-party perspective to provide blueprints for the Company’s future development by providing what we believe to be the right direction for increased performance, improved management mindset, and a more robust company culture.

Under normal circumstances, we conduct approximately three rounds of interviews and meetings, and it takes approximately one to three months to complete the diagnosis stage. This may vary based upon the specifics of each client.

(2)	Execution of Solutions Stage

After the presentation of our diagnosis report to our clients there is a period of review where we follow up with any questions/comments they may have and ultimately work towards providing follow up services, as delineated in each individualized diagnosis report. Upon reaching an agreement with the client for these services, we execute the recommendations as advised in the diagnosis report. Typically, this will be performed through workshops and training that will be conducted by our outsourced management trainers and/or our staff.

To better facilitate the effectiveness of the workshop, the workshop will usually consist of two main parts: (i) Pre-workshop questionnaire; and (ii) Half-day workshop.

(i)	Pre-Workshop Questionnaire

All participants must complete a questionnaire, which will be customized based on the needs/goals of each client, prior to the workshop itself. The purpose of the questionnaire is to gather the opinions, and gain a greater understanding, of the workshop participants. This will primarily be focused upon, but not exclusively pertain to, their management mindsets and current company culture. Through this information, our outsourced trainers and/or staff are better able to prepare for the workshop and can home in on the specific training needs of each client.

(ii)	Half-Day Workshop

Our half-day workshops, comparable to our meetings during the diagnosis stage, can be conducted at the workplace of our client or through an online communication platform of their choice. The goal of the tailor-made workshop is to engage participants in discussion of different aspects of their business, which includes, but is not strictly limited to, the identification of corporate challenges, strategic review, identification of company and management capabilities, talent matching and departmental applications. The overall content of the workshop will be fine-tuned based on the feedback gathered in the previous questionnaire conducted before the workshop. Although we anticipate that each workshop will take place over half a business day, this may be longer or shorter depending on the specific needs of each client.

(3)	Follow-up Stage

Following the completion of training workshops, we maintain ongoing engagement with clients through regular meetings with participants and management. These follow-ups provide continuous guidance, enabling clients to identify successes, address challenges, and optimize their training outcomes.

Management Trainers and Corporate Partners

To execute our consultancy solutions, we partner with management trainers for the preparation and delivery of workshops to our clients. The management trainers are identified and selected after the initial engagement of a client, whereupon we can determine what skill set/experience would be necessary to provide management training and workshops most competently to clients. In an ideal scenario, we hope to identify and engage management trainers with specific experiences in the same industry as a client. Currently, management trainers are identified through the personal and professional relationships of our executive team, and we do not presently have any other method of identification. All management trainers are engaged under a trainer’s agreement.

Environmental, Social, and Governance (ESG) and Sustainability Programs

In response to the growing importance of sustainability, the Company has initiated a comprehensive range of environmental, social, and governance (ESG) and sustainability programs and solutions tailored to the needs of small and medium-sized enterprises (SMEs) in the Greater Bay Area (GBA) in the last quarter of 2023.

PLAN OF OPERATION

Our planned operations may be hindered by factors beyond our control, such as general market conditions, our ability to attract qualified employees, government policies relevant to our industry, our ability to maintain our existing competitive advantages and new market entrants.

Our anticipated future growth will likely place significant demand on our management and operational efficiency. Our success in managing our growth will depend, to a significant degree, on our ability to attract new clients and retain existing clients and launch new services to increase our revenue. In addition, we will adapt our existing services to changing industry and user conditions, and expand, train, and manage our employees. The market in which we operate is highly dynamic and may not develop as expected. If we are unable to manage our operations properly and prudently as we continue to grow in this evolving market, or if the quality of our services deteriorates due to mismanagement, our brand name and reputation could be severely harmed, which would materially and adversely affect our business, financial condition, and results of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have authorized capital stock consisting of 600,000,000 shares of Common Stock, $0.0001 par value per share (“Common Stock”) and 200,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). As of October 31, 2023 and 2022, 154,394,750 and 153,726,000 shares of our Common Stock were issued and outstanding, respectively.

On May 25, 2021, we received a notice of effectiveness from SEC.

On December 20, 2023, a trading symbol GLCP is assigned to the Company by FINRA’s Department of Market Operations, and thus, as of December 20, 2023, the Company’s Common Stock may be quoted and traded in the over-the counter (“OTC”) market.

ISSUANCE OF SHARES AND HOLDERS

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

At October 31, 2022, our Chief Executive Officer, Chief Financial Officer and Director, Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”) beneficially owns 68.54% or 105,350,000 shares of Common Stock of the Company, comprised of his individual ownership of Common Stock of 30,100,000 shares, as well as 30,000,000 shares held by each of CSG Global Holdings Limited and CS Global Consultancy Limited, which are both controlled entirely by Mr. Peter Yip, and 15,250,000 shares of Common Stock owned by his wife, Ms. Law Mo Ching.

After the issuance of 668,750 shares of Common Stock in November 2022, Mr. Peter Yip’s beneficial ownership changed from 68.54% to 68.23% accordingly.

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

None

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the fiscal year ended October 31, 2023.

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

GOING CONCERN

For the year ended October 31, 2023, the Company incurred a net loss of $500,444 and used cash in operations of $503,189, and at October 31, 2023, the Company had a stockholders’ deficit of $28,903. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s October 31, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this Annual Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of October 31, 2023, the Company’s cash balance was $1,874. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Years ended October 31, 2023 and 2022:

For the year ended October 31, 2023, our revenue was $14,061.

We recorded no revenues for the year ended October 31, 2022.

For the years ended October 31, 2023 and 2022, general and administrative (G&A) expenses were $514,505 and $105,905, respectively, and included $370,607 and $54,691 of G&A expenses to related parties, respectively.

Liquidity and Capital Resources

For the year ended October 31, 2023, the Company incurred a net loss of $500,444 and used cash in operations of $503,189, and at October 31, 2023, the Company had a stockholders’ deficit of $28,903. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued.

As of October 31, 2023, the Company’s cash balance was $1,874. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of October 31, 2023, due to material weaknesses in our internal control over financial reporting as described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management assessed the Company’s internal control over financial reporting as of October 31, 2023, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of October 31, 2023, the Company’s internal controls over financial reporting were not effective.

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

The material weaknesses were identified by our President, Chief Executive Officer, and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of October 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Biographical information regarding the executive officer and director of the Company is as follows:

NAME	AGE	POSITION
Yip Hoi Hing Peter	66	President, Chief Executive Officer, Chief Financial Officer, Chairman of Board of Directors

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

Yip Hoi Hing Peter, 66, is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of the Company. Mr. Yip graduated from banking in Association of Chartered Institute of Bankers London and Master of Business Administration degree in Hong Kong Polytechnic University, Mr. Yip has held various senior positions in ABN AMRO, Standard Chartered Bank, JPMorgan Chase and CSG Group Holdings Limited in the last 30 years. He was the regional training manager in ABN AMRO from 1982 to 1992, spearheading the training function in Asia Pacific region. In 1993, he took up the position of Regional Training Consultant in Standard Chartered Bank to develop corporate bankers’ relationship management competencies. From 1994 to 2003, Mr. Yip was the Head of Learning & Development, North Asia in JPMorgan Chase, specializing in organizational integration, leadership alignment, change management, culture development, performance management and feedback management. After 20 years’ career in banking, Mr. Yip started his entrepreneurship as the Founder & CEO of CSG Group Holdings Limited in 2003. In the past 20 years, he has set up a diversified business in Asia Pacific, ranging from market research, business consulting to corporate advisory.

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our sole officer and director, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole officer and director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our officers or directors. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors, as currently only sole officer and director serves the Company and as well as the Board.

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

In making these statements, we have relied on the written representation of our Officers and Directors or copies of the reports that they have filed with the Commission.

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the cover page of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned, or accrued for services by our Chief Executive Officer and Chief Financial Officer in the fiscal years ended October 31, 2023, and 2022:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yip Hoi Hing Peter (1)	2023	-	-	-	-	-	-	-	$-
Chief Executive Officer, Chief Financial Officer

Yip Hoi Hing Peter (1)	2022	-	-	-	-	-	-	-	$-
Chief Executive Officer, Chief Financial Officer

(1) Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), our Chief Executive Officer, Chief Financial Officer, and Director, was not compensated for his services provided to the Company during the years ended October 31, 2023, and 2022, respectively.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers or directors since our incorporation.

EMPLOYMENT AGREEMENTS

We do not have an employment or consulting agreement with any officers or directors.

DIRECTOR’S COMPENSATION

The following table sets forth our director’s compensation for the year ended October 31, 2023 (2022: Nil).

Name	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yip Hoi Hing Peter (1)	-	-	-	-	-	-	-	$-

(1) On July 20, 2020, Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”) was appointed as Chief Executive Officer, President, and Director of the Company. Mr. Peter Yip currently holds the positions of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company, respectively.

None of our directors have received monetary compensation since our inception to the date of this Annual Report on Form 10-K. We currently do not pay any compensation to our director serving on the Board of Directors.

COMPENSATION DISCUSSION AND ANALYSIS

DIRECTOR COMPENSATION

Our Board of Directors does not currently receive any consideration as a member serving the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

The following table lists, as of October 31, 2023, the number of shares of Common Stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each officer and director of the Company; and (iii) all officers and directors if any as a group.

The percentages below are calculated based on 154,394,750 shares of our Common Stock issued and outstanding as of October 31, 2023. We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our Common Stock.

Name of Beneficial Owner	Number of Common Stock Owned	Percentage of Ownership

Yip Hoi Hing Peter (1)	105,350,000	68.23%
Yip Sau Fong (2)	10,000,000	6.48%
Yip Sau Fan Fanny (2)	10,000,000	6.48%
Greenpro Venture Capital Limited (3)	9,000,000	5.83%
Lee Chong Kuang (4)	8,000,000	5.18%

(1)	Mr. Yip Hoi Hing Peter (Mr. Peter Yip), Chief Executive Officer, Chief Financial Officer and Director of the Company, his 68.23% shareholdings or ownership of 105,350,000 shares comprises his individual ownership of Common Stock of 30,100,000 shares as well as 30,000,000 shares held by each of CSG Global Holdings Limited and CS Global Consultancy Limited, which are both controlled entirely by Mr. Peter Yip, and the 15,250,000 shares of Common Stock owned by his wife, Ms. Law Mo Ching.

(2)	Ms. Yip Sau Fong and Ms. Yip Sau Fan Fanny are sisters of Mr. Peter Yip.

(3)	Greenpro Venture Capital Limited is owned and controlled entirely by Greenpro Capital Corp. or “GRNQ,” a NASDAQ listed Company.

(4)	Mr. Lee Chong Kuang is Chief Executive Officer and Director of Greenpro Capital Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountant with respect to our last two fiscal years:

	Year ended October 31,
	2023	2022
Audit fees (1)	$49,445	$43,375
Audit related fees (2)	-	-
Total	$49,445	$43,375

(1)	The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

Audit fees were comprised of annual audit fee of $10,000 and quarterly review fees of 39,445 for the year ended October 31, 2023, and annual audit fee of $10,000 and quarterly review fees of $33,375 for the year ended October 31, 2022, respectively.

(2)	The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

During the years ended October 31, 2023 and 2022, neither audit related services were rendered by our principal accountant nor audit related fees were incurred by the Company.

All the professional services rendered by principal accountant for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements by Weinberg & Company, P.A. (2023 and 2022) were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are filed or “furnished” herewith:

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

17.1	Departure of Director and Appointment of Officer dated June 4, 2021 (2)

17.2	Departure of Director and Appointment of Officer dated June 22, 2021 (3)

17.3	Departure of Director and Appointment of Officer dated September 23, 2021 (4)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

(1)	Previously filed and incorporated in the Company’s Registration Statement, Amendment No.3 to Form S-1 (File No. 333-251324) with the Securities and Exchange Commission on May 7, 2021.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K with SEC on June 4, 2021.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K with SEC on June 23, 2021.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K with SEC on September 24, 2021.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: January 26, 2024	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Global Leaders Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Leaders Corp. (the “Company”) as of October 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended October 31, 2023, the Company incurred a net loss and had negative cash flows from operating activities, and at October 31, 2023, had a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Weinberg & Company, P.A.

Los Angeles, California

January 26, 2024

GLOBAL LEADERS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2023, AND 2022

(Expressed in U.S. Dollars)

	October 31, 2023	October 31, 2022

ASSETS
Current assets
Cash	$1,874	$797
Prepaid expenses	2,871	2,041
Prepaid expense to related party	1,915	-
Total currents assets	6,660	2,838

TOTAL ASSETS	$6,660	$2,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$10,000	$10,000
Due to officer/principal shareholder	25,563	56,297
Total current liabilities	35,563	66,297

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at October 31, 2023 and 2022
Common stock, $0.0001 par value, 600,000,000 shares authorized; 154,394,750 and 153,726,000 shares issued and outstanding at October 31, 2023 and 2022, respectively	15,439	15,372
Additional paid in capital	1,424,320	889,387
Accumulated other comprehensive income	3,332	3,332
Accumulated deficit	(1,471,994)	(971,550)
Total stockholders’ deficit	(28,903)	(63,459)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,660	$2,838

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED OCTOBER 31, 2023 AND 2022

(Expressed in U.S. Dollars)

	Year ended October 31,
	2023	2022

Revenues:
Service revenue	$14,061	$-
Total revenue	14,061	-

Operating expenses:
General and administrative-related parties	370,607	54,691
General and administrative-other	143,898	51,214
Total operating expenses	514,505	105,905

Loss from continuing operations	(500,444)	(105,905)

Discontinued operations:
Loss from discontinued operations	-	(1,959)
Loss on sale of discontinued operations	-	(1,457)
Discontinued operations	-	(3,416)

Net loss	(500,444)	(109,321)
Other comprehensive income:
-Foreign currency translation income	-	3,173
Comprehensive loss	$(500,444)	$(106,148)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	154,365,315	153,726,000

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED OCTOBER 31, 2023 AND 2022

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2021	153,726,000	$15,372	$752,338	$159	$(862,229)	$(94,360)
Capital contribution due to forgiveness of debt from officer/principal shareholder	-	-	137,049	-	-	137,049
Foreign currency transaction	-	-	-	3,173	-	3,173
Net loss	-	-	-	-	(109,321)	(109,321)
Balance, October 31, 2022	153,726,000	15,372	889,387	3,332	(971,550)	(63,459)
Common Stock issued for cash in a private placement	668,750	67	534,933	-	-	535,000
Net loss	-	-	-	-	(500,444)	(500,444)
Balance, October 31, 2023	154,394,750	$15,439	$1,424,320	$3,332	$(1,471,994)	$(28,903)

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2023 AND 2022

(Expressed in U.S. Dollars)

	Year ended October 31,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(500,444)	$(109,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	1,959
Loss from sale of discontinued operations	-	1,457
Change in operating assets and liabilities:
Prepaid expenses	(830)	(2,041)
Prepaid expense to related party	(1,915)	-
Accrued liabilities	-	(1,863)
Accounts payable due to related party	-	(50,000)
Net cash used in operations - continuing operations	(503,189)	(159,809)
Net cash used in operating activities - discontinued operations	-	(22,176)
Net cash used in operating activities	(503,189)	(181,985)

Cash Flows From Investing Activities
Disposal of subsidiary, net of cash disposed of	-	(2,094)
Net cash used in investing activities - continuing operations	-	(2,094)

Cash Flows From Financing Activities
(Repayment to) advances from an officer/principal shareholder	(30,734)	56,074
Proceeds from shares issued for cash in a private placement	535,000	-
Net cash provided by financing activities - continuing operations	504,266	56,074
Net cash provided by financing activities - discontinued operations	-	114,444
Net cash provided by financing activities	504,266	170,518

Effect of exchange rate changes in cash and cash equivalents	-	2,536
Net increase (decrease) in cash	1,077	(11,025)
Cash beginning of year	797	11,822

Cash end of year	$1,874	$797

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Capital contribution due to forgiveness of debt from officer/principal shareholder	$-	$137,049

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2023 AND 2022

(Expressed in U.S. Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Global Leaders Corporation, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on July 20, 2020.

On August 25, 2020, the Company acquired 100% of the equity interests of Global Leaders Corporation, an Anguilla company (“GLC Anguilla”). Also on August 25, 2020, GLC Anguilla acquired 100% of the equity interests of Global Leaders Academy Limited (“GLA”), a Hong Kong company. On May 1, 2022, GLC Anguilla sold its entire 100% interest in GLA to an unrelated party due to continuing losses incurred by GLA.

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), founder of the Company, currently holds the positions of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company, respectively.

The Company is principally engaged in provision of consultancy services to management executives of small and medium enterprises (SMEs) and startup companies in Hong Kong. In the last quarter of 2023, the Company has initiated a comprehensive range of environmental, social, and governance (ESG) and sustainability programs and solutions tailored to the needs of SMEs in the Greater Bay Area (GBA), in response to the growing importance of sustainability.

COVID-19 pandemic and other global risks

As a result of the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Russia and Ukraine, the armed conflict in Sudan, and other geopolitical and macroeconomic factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising food and energy prices in combination with higher labor costs create uncertainty about the future economic environment. The implications of higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses. It is possible that deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities, access our existing cash, or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, for the year ended October 31, 2023, the Company incurred a net loss of $500,444 and used cash in operating activities of $503,189 and at October 31, 2023, the Company had a stockholders’ deficit of $28,903. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of October 31, 2023, the Company’s cash balance was $1,874. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Global Leaders Corporation, a company incorporated in Anguilla (“GLC Anguilla”). Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. Significant estimates include estimates for the accrual of potential liabilities.

Revenue recognition

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

The Company’s revenue consists of revenue from providing educational services (“service revenue”). Revenue is recognized in the period in which the services are delivered, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

Cash

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. The Company had no cash equivalents as at October 31, 2023 or 2022.

	As of October 31,
	2023	2022

Cash
Denominated in United States Dollars	$707	$217
Denominated in Hong Kong Dollars	1,167	580
Cash	$1,874	$797

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of October 31, 2023, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality.

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

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company believes the carrying amount reported in the balance sheet for cash, prepaid expenses, accrued liabilities, and due to an officer/principal shareholder, approximate their fair values because of the short-term nature of these financial instruments.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary maintains its books and records in its functional currency, Hong Kong Dollars (“HK$”).

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not the US$, are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity or deficit.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended October 31,
	2023	2022
Period-end HK$ : US$1 exchange rate	7.82	7.85
Period-average HK$ : US$1 exchange rate	7.83	7.83

Net income or loss per share

The Company calculates net income or loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income or loss per share is computed like basic net income or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of October 31, 2023, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the year ended October 31, 2023, five customers accounted for 100% (one customer for 28%, and four customers for 18% each) of the Company’s revenue, while no revenue was recorded for the year ended October 31, 2022.

For the years ended October 31, 2023, and 2022, two vendors accounted for 75% (65% and 10%) and 93% (52% and 41%) of the Company’s operating expenses, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU”). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard became effective for the Company beginning on January 1, 2023. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective January 1, 2023, and the adoption of this standard did not have a material impact on its consolidated financial statements.

Other recent accounting guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

In May 2022, the Company’s Anguilla subsidiary, GLC Anguilla finalized the sale of its entire 100% interest in its subsidiary, GLA to an unrelated party for HK$1 (approximately $0.13), due to continuing losses incurred by GLA.

GLA was deconsolidated from the Company’s financial statements effective May 1, 2022. After the deconsolidation, the Company did not have any continuing involvement in the operations of the disposed subsidiary. The disposal is accounted for as discontinued operations and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and statements of cash flows have been adjusted to conform to this presentation; no adjustment has been made to the prior period consolidated balance sheet as a result of the disposal.

On May 1, 2022, prior to the disposal, GLA had net assets of $2,094 and net liabilities of $637. As a result, the Company recorded a loss on sale of discontinued operations of $1,457:

Carrying value of assets disposed	$(2,094)
Carrying value of liabilities disposed	637
Carrying value of net assets disposed	(1,457)
Sales proceeds	-
Loss on sale of discontinued operations	$(1,457)

The following table summarizes certain selected components of discontinued operations for the disposed subsidiary for the years ended October 31, 2023 and 2022:

	Year ended October 31,
	2023	2022

Revenues	$-	$2,560

Loss from discontinued operations	$-	$(1,959)

Loss per share from discontinued operations - Basic and Diluted	$-	$(0.00)

Current and total assets	$-	$-
Current and total liabilities	$-	$-

NOTE 3 – STOCKHOLDERS’ DEFICIT

Shares issued for cash in a private placement

During the year ended October 31, 2023, the Company sold 668,750 shares of restricted Common Stock to eighteen (18) individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000. The proceeds are used to fund expansion of the Company’s operations.

For the year ended October 31, 2022, the Company did not issue any shares of its Common Stock.

NOTE 4 - INCOME TAXES

The Company had no income tax expense for the years ended October 31, 2023 and 2022, respectively. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended October 31,
	2023	2022

Loss from continuing operations before income tax:	$(500,444)	$(105,905)
U.S. Federal statutory tax rate	21%	21%
Income tax benefit at statutory rate	(105,093)	(22,240)
Foreign tax rate difference	-	-
Change in valuation allowance	105,093	22,240
Income tax provision	$-	$-

	As of October 31,
	2023	2022
Components of deferred tax assets:
Net operating loss carryforwards	$254,659	$149,566
Gross deferred tax assets	254,659	149,566
Less: valuation allowance	(254,659)	(149,566)
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of October 31, 2023 and 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of October 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be recorded or disclosed.

NOTE 5 - RELATED PARTY TRANSACTIONS

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), our Chief Executive Officer, Chief Financial Officer, and Director, and his spouse control 68.23% of the Company’s restricted Common Stock. In September 2020, Mr. Peter Yip purchased 30,100,000 shares of the Company’s restricted Common Stock as a founder for $3,010 and is currently a 19.50% shareholder of the Company and his spouse purchased 15,250,000 shares of the Company’s Common Stock for $1,525 and is currently a 9.87% shareholder of the Company. In addition, in October 2020, two companies owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited, each purchased 30,000,000 shares of the Company’s restricted Common Stock issued to founders for $3,000 and are each currently a 19.43% shareholder of the Company, respectively.

As of October 31, 2023 and 2022, the Company owed Mr. Peter Yip $25,563 and $56,297 for advances which were for the Company’s operations. The advances are due on demand, are unsecured, and are non-interest bearing.

For the year ended October 31, 2023, fees paid to CS Global totaled $336,828 including management fees of $89,621, and office usage and manpower support of $247,207, while for the year ended October 31, 2022, the Company did not incur any fees to CS Global.

In April 2022, Mr. Peter Yip forgave liabilities due to him by the Company’s former subsidiary, GLA of $137,049. As a result, the Company recorded a capital contribution to the Company of $137,049 during the year ended October 31, 2022.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), holds 9,000,000 shares of the Company’s Common Stock, and is currently a 5.83% shareholder of the Company. In addition, three executives of Greenpro who collectively hold 16,000,000 shares of the Company’s Common Stock, are currently 10.36% shareholders of the Company.

For the year ended October 31, 2023, the Company incurred total fees to Greenpro of $33,779, including accounting fees of $28,299, administration fees of $640, advisory fees of $800 and company secretarial fees of $4,040, respectively. For the year ended October 31, 2022, the Company incurred total fees to Greenpro of $54,691, including accounting fees of $50,496 and company secretarial fees of $4,195, respectively.

