Form 10-Q
period 2024-01-31
GLOBAL LEADERS CORP
filed 2024-03-11
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March 11, 2024, there were 154,394,750 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED JANUARY 31, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2024 AND OCTOBER 31, 2023

(Expressed in U.S. Dollars)

	January 31, 2024	October 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,187	$1,874
Prepaid expenses	4,607	2,871
Prepaid expense to related party	1,921	1,915
Total currents assets	7,715	6,660

TOTAL ASSETS	$7,715	$6,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$-	$10,000
Due to officer/principal shareholder	58,838	25,563
Total current liabilities	58,838	35,563

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at January 31, 2024 and October 31, 2023
Common Stock, $0.0001 par value, 600,000,000 shares authorized; 154,394,750 shares issued and outstanding at January 31, 2024 and October 31, 2023, respectively	15,439	15,439
Additional paid in capital	1,424,320	1,424,320
Accumulated other comprehensive income	3,332	3,332
Accumulated deficit	(1,494,214)	(1,471,994)
Total stockholders’ deficit	(51,123)	(28,903)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,715	$6,660

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended January 31,
	2024	2023

Revenues:
Service revenue	$7,678	$-
Total revenue	7,678	-

Operating expenses:
General and administrative-related parties	8,755	146,342
General and administrative-other	21,143	46,102
Total operating expenses	29,898	192,444

Loss from operations	(22,220)	(192,444)

Net loss	(22,220)	(192,444)
Other comprehensive income or loss:
-Foreign currency translation income or loss	-	-
Comprehensive loss	$(22,220)	$(192,444)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	154,394,750	154,394,750

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Expressed in U.S. Dollars)

Three months ended January 31, 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2023	154,394,750	$15,439	$1,424,320	$3,332	$(1,471,994)	$(28,903)
Net loss	-	-	-	-	(22,220)	(22,220)
Balance, January 31, 2024 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,494,214)	$(51,123)

Three months ended January 31, 2023 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	Income	Deficit	(Deficit)
Balance, October 31, 2022	153,726,000	$15,372	$889,387	$3,332	$(971,550)	$(63,459)
Common Stock issued for cash in private placements	668,750	67	534,933	-	-	535,000
Net loss	-	-	-	-	(192,444)	(192,444)
Balance, January 31, 2023 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,163,994)	$279,097

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended January 31,
	2024	2023

Cash Flows From Operating Activities
Net loss	$(22,220)	$(192,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(1,736)	875
Prepaid expense to related party	(6)	(33,947)
Accrued liabilities	(10,000)	(9,785)
Net cash used in operating activities	(33,962)	(235,301)

Cash Flows From Financing Activities
Advances from (repayment to) officer/principal shareholder	33,275	(49,968)
Proceeds from shares issued for cash in private placements	-	535,000
Net cash provided by financing activities	33,275	485,032

Effect of exchange rate changes in cash and cash equivalents	-	-
Net change in cash and cash equivalents	(687)	249,731
Cash and cash equivalents, beginning of period	1,874	797

Cash and cash equivalents, ending of period	$1,187	$250,528

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Global Leaders Corporation, a Nevada corporation (the “Company”), is principally engaged in provision of consultancy services to management executives of small and medium enterprises (SMEs) and startup companies in Hong Kong. In the last quarter of 2023, the Company has initiated a comprehensive range of environmental, social, and governance (ESG) and sustainability programs and solutions tailored to the needs of SMEs in the Greater Bay Area (GBA), in response to the growing importance of sustainability. The Company was incorporated in the State of Nevada on July 20, 2020.

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), founder of the Company, currently holds the positions of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company, respectively.

Inflation and other global risks

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

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the three months ended January 31, 2024, the Company incurred a net loss of $22,220 and used cash in operating activities of $33,962 and at January 31, 2024, the Company had a stockholders’ deficit of $51,123. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2023 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of January 31, 2024, the Company’s cash balance was $1,187. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended January 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated balance sheet as of October 31, 2023, included herein was derived from the audited consolidated financial statements as of that date, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with that report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 2024.

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

Cash and cash equivalents

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. The Company had no cash equivalents as at January 31, 2024 and October 31, 2023.

	As of January 31, 2024	As of October 31, 2023
	(Unaudited)
Cash
Denominated in United States Dollars	$620	$707
Denominated in Hong Kong Dollars	567	1,167
Cash and cash equivalents	$1,187	$1,874

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of January 31, 2024, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality.

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

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not the US$, are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the period:

	As of and for the three months ended January 31,
	2024	2023
Period-end HK$ : US$1 exchange rate	7.82	7.84
Period-average HK$ : US$1 exchange rate	7.81	7.82

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed like basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of January 31, 2024, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the periods ended January 31, 2024, and 2023, three vendors accounted for 94% (34%, 31% and 29%) and two vendors accounted for 76% (70% and 6%) of the Company’s operating expenses, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU”). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard becomes effective for the Company beginning on November 1, 2024. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective November 1, 2023, and the adoption of this standard did not have a material impact on its consolidated financial statements.

Other recent accounting guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – STOCKHOLDERS DEFICIT

During the three months ended January 31, 2024, the Company did not issue any shares of Common Stock.

In November 2022, the Company sold 668,750 shares of restricted Common Stock to eighteen individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000. The proceeds will be used to fund expansion of the Company’s operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), our Chief Executive Officer, Chief Financial Officer, and Director, and his spouse, and two companies owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited, control 105,350,000, or 68.23%, of the Company’s restricted Common Stock.

As of January 31, 2024 and October 31, 2023, the Company owed Mr. Peter Yip $58,838 and $25,563, respectively, for advances made to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

For the three months ended January 31, 2024, the Company did not incur any fees to CS Global, while for the three months ended January 31, 2023, fees paid to CS Global totaled $133,826 including management fees of $29,915, other expenses of $23,911, and the one-time fee of $80,000, respectively.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), holds 9,000,000 shares of the Company’s Common Stock, and is currently a 5.83% shareholder of the Company. In addition, three executives of Greenpro who collectively hold 16,000,000 shares of the Company’s Common Stock, are currently 10.36% shareholders of the Company.

For the three months ended January 31, 2024, the Company incurred accounting fees to Greenpro of $8,755. For the three months ended January 31, 2023, the Company incurred total fees to Greenpro of $12,516, including accounting fees of $11,076, administration fees of $640 and advisory fees of $800, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Global Leaders Corp., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2023 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended October 31, 2023 filed with the SEC on January 26, 2024. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

PLAN OF OPERATION

We commenced our business in 2020 and have a limited operating history. We intend to continue to expand the scope and geographic reach of our services by extending our coverage to service more clients in different regions. Such plans are based on current intentions and assumptions. Our expansion plan may be hindered by factors beyond our control, such as general market conditions, our ability to attract qualified employees, government policies relevant to our industry, our ability to maintain our existing competitive advantages and new market entrants. For example, there may be ownership restrictions in new jurisdictions where we intend to expand. For us to operate as a management consultancy services provider in these jurisdictions, we may be required to identify suitable local partners to enter such new markets. If we are unable to successfully implement our growth strategy, our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

Results of Operations

Three Months Ended January 31, 2024, and 2023

We recorded $7,678 and $0 of revenues for the three months ended January 31, 2024, and 2023, respectively.

For the three months ended January 31, 2024, and 2023, no cost of revenues was incurred.

For the three months ended January 31, 2024, and 2023, general and administrative expenses were $29,898 and $192,444 and included $8,755 and $146,342 of general and administrative expenses to related parties for the three months ended January 31, 2024, and 2023, respectively.

Liquidity and Capital Resources

GOING CONCERN

For the three months ended January 31, 2024, the Company incurred a net loss of $22,200 and used cash in operating activities of $33,962 and at January 31, 2024, the Company had a stockholders’ deficit of $51,123. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2023 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At January 31, 2024, our cash balance was $1,187. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2024. This evaluation was carried out by Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), our Chief Executive Officer and Chief Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Mr. Peter Yip concluded that, as of January 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2024, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: March 11, 2024	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

