Form 10-Q
period 2024-07-31
GLOBAL LEADERS CORP
filed 2024-09-05
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of September 5, 2024, there were 154,394,750 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED JULY 31, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2024 AND OCTOBER 31, 2023

(Expressed in U.S. Dollars)

	July 31,2024	October 31,2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,379	$1,874
Prepaid expenses	4,800	2,871
Prepaid expense to related party	1,920	1,915
Total currents assets	11,099	6,660

TOTAL ASSETS	$11,099	$6,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$-	$10,000
Due to officer/principal shareholder	90,695	25,563
Total current liabilities	90,695	35,563

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at July 31, 2024 and October 31, 2023
Common Stock, $0.0001 par value, 600,000,000 shares authorized; 154,394,750 shares outstanding at July 31, 2024 and October 31, 2023	15,439	15,439
Additional paid in capital	1,424,320	1,424,320
Accumulated other comprehensive income	3,332	3,332
Accumulated deficit	(1,522,687)	(1,471,994)
Total stockholders’ deficit	(79,596)	(28,903)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,099	$6,660

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Revenues:
Service revenues	$26,340	$3,828	$39,130	$3,828
Total revenue	26,340	3,828	39,130	3,828

Operating costs and expenses:
Cost of service revenues	16,706	-	16,706	-
General and administrative-related parties	9,553	110,957	24,062	364,857
General and administrative-other	20,784	25,714	49,055	102,519
Total operating costs and expenses	47,043	136,671	89,823	467,376

Loss from operations	(20,703)	(132,843)	(50,693)	(463,548)

Other income (expense)	-	-	-	-
Net loss	(20,703)	(132,843)	(50,693)	(463,548)
Other comprehensive income:
-Foreign currency translation income	-	-	-	-
Comprehensive loss	$(20,703)	$(132,843)	$(50,693)	$(463,548)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	154,394,750	154,394,750	154,394,750	154,355,393

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2024 AND 2023

(Expressed in U.S. Dollars)

Three months ended July 31, 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, April 30, 2024 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,501,984)	$(58,893)
Net loss	-	-	-	-	(20,703)	(20,703)
Balance, July 31, 2024 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,522,687)	$(79,596)

Nine months ended July 31, 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2023	154,394,750	$15,439	$1,424,320	$3,332	$(1,471,994)	$(28,903)
Net loss	-	-	-	-	(50,693)	(50,693)
Balance, July 31, 2024 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,522,687)	$(79,596)

Three months ended July 31, 2023 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
Balance, April 30, 2023 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,302,255)	$140,836
Net loss	-	-	-	-	(132,843)	(132,843)
Balance, July 31, 2023 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,435,098)	$7,993

Nine months ended July 31, 2023 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Amount	Capital	Income	Deficit	(Deficit)
Balance, October 31, 2022	153,726,000	$15,372	$889,387	$3,332	$(971,550)	$(63,459)
Common Stock issued for cash in private placements	668,750	67	534,933	-	-	535,000
Net loss	-	-	-	-	(463,548)	(463,548)
Balance, July 31, 2023 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,435,098)	$7,993

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended July 31,
	2024	2023

Cash Flows From Operating Activities
Net loss	$(50,693)	$(463,548)
Change in operating assets and liabilities:
Accounts receivable	-	(3,828)
Prepaid expenses	(1,929)	(958)
Prepaid expense to related party	(5)	(1,914)
Accrued liabilities	(10,000)	(10,000)
Net cash used in operating activities	(62,627)	(480,248)

Cash Flows From Financing Activities
Advances from (repayment to) officer/principal shareholder	65,132	(49,968)
Proceeds from shares issued for cash in private placements	-	535,000
Net cash provided by financing activities	65,132	485,032

Effect of exchange rate changes in cash and cash equivalents	-	-
Net change in cash and cash equivalents	2,505	4,784
Cash and cash equivalents, beginning of period	1,874	797

Cash and cash equivalents, ending of period	$4,379	$5,581

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Global Leaders Corporation, a Nevada corporation (the “Company”), is principally engaged in provision of consultancy services to management executives of small and medium enterprises (SMEs) and startup companies in the Guangdong-Hong Kong-Macao Greater Bay Area (GBA). The Company has initiated a comprehensive range of environmental, social, and governance (ESG) and sustainability programs and solutions tailored in response to the growing importance of sustainability. The Company was incorporated in the State of Nevada on July 20, 2020.

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

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, for the nine months ended July 31, 2024, the Company incurred a net loss of $50,693 and used cash in operating activities of $62,627 and at July 31, 2024, the Company had a stockholders’ deficit of $79,596. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2023 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of July 31, 2024, the Company’s cash balance was $4,379. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended July 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated balance sheet as of October 31, 2023, included herein was derived from the audited consolidated financial statements as of that date, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with that report.

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

Cash and cash equivalents

Cash consists of funds on hand and held in bank accounts. Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. The Company had no cash equivalents as at July 31, 2024 and October 31, 2023.

	As of July 31, 2024	As of October 31, 2023
	(Unaudited)
Cash
Denominated in United States Dollars	$980	$707
Denominated in Hong Kong Dollars	3,399	1,167
Cash and cash equivalents	$4,379	$1,874

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of July 31, 2024, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the period:

	As of and for the nine months ended July 31,
	2024	2023
Period-end HK$ : US$1 exchange rate	7.81	7.80
Period-average HK$ : US$1 exchange rate	7.82	7.83

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed like basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of July 31, 2024, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

Three and Nine Months Ended July 31, 2024

For the three months ended July 31, 2024, no customer accounted for 10% of the Company’s revenue, while for the nine months ended July 31, 2024, two customers accounted for 32% (16% and 16%) of the Company’s revenue.

For the three months ended July 31, 2024, three vendors accounted for 88% (36%, 32%, and one related party vendor accounted for 20%) of the Company’s total operating costs and expenses.

For the nine months ended July 31, 2024, four vendors accounted for 89% (32%, 19%, 11%, and one related party vendor accounted for 27%), of the Company’s total operating costs and expenses.

Three and Nine Months Ended July 31, 2023

For the three and nine months ended July 31, 2023, one customer accounted for 100% of the Company’s revenue, and at July 31, 2023, 100% of its accounts receivable. The customer is also an unrelated vendor to the Company and accounted for 8% and 4% of the Company’s total operating costs and expenses for the three and nine months ended July 31, 2023, respectively.

For the three and nine months ended July 31, 2023, one related party vendor accounted for 74% and 72% of the Company’s total operating costs and expenses, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. The Company adopted this guidance effective November 1, 2023, and the adoption of this standard did not have a material impact on its consolidated financial statements.

Other recent accounting guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – STOCKHOLDERS DEFICIT

During the three and nine months ended July 31, 2024, the Company did not issue any shares of Common Stock.

In November 2022, the Company sold 668,750 shares of Common Stock to eighteen individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000. The proceeds were used to fund expansion of the Company’s operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), our Chief Executive Officer, Chief Financial Officer, and Director, and his spouse, and two companies owned by Mr. Peter Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited, control 105,350,000, or 68.23%, of the Company’s restricted Common Stock.

As of July 31, 2024 and October 31, 2023, the Company owed Mr. Peter Yip $90,695 and $25,563, respectively, for advances made to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

For the three and nine months ended July 31, 2024, the Company did not incur any fees to Mr. Peter Yip’s companies.

For the three months ended July 31, 2023, fees paid to CS Global totaled $101,435 consisting of management fees of $29,834 and office usage and manpower support of $71,601. For the nine months ended July 31, 2023, fees paid to CS Global totaled $336,828 consisting of management fees of $89,621, other office usage and manpower support $167,207, and the one-time fee of $80,000.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), holds 9,000,000 shares of the Company’s Common Stock, and is currently a 5.83% shareholder of the Company. In addition, three executives of Greenpro who collectively hold 16,000,000 shares of the Company’s Common Stock, are currently 10.36% shareholders of the Company.

As of July 31, 2024 and October 31, 2023, the Company prepaid accounting fees to Greenpro of $1,920 and $1,915, respectively.

For the three months ended July 31, 2024, the Company incurred total fees to Greenpro of $9,553, consisting of accounting fees of $5,757 and company secretarial fees of $3,796, respectively. For the nine months ended July 31, 2024, the Company incurred total fees to Greenpro of $24,062, consisting of accounting fees of $20,266 and company secretarial fees of $3,796, respectively.

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

Results of Operations

Three Months Ended July 31, 2024 and 2023

For the three months ended July 31, 2024, revenue was $26,340 and cost of revenue was $16,706.

We recorded $3,828 of service revenues and $0 of cost-of-service revenues for the three months ended July 31, 2023.

For the three months ended July 31, 2024 and 2023, general and administrative expenses were $30,337 and $136,671 and included $9,553 and $110,957 of general and administrative expenses to related parties for the three months ended July 31, 2024 and 2023, respectively.

Nine Months Ended July 31, 2024 and 2023

For the nine months ended July 31, 2024, revenue was $39,130 and cost of revenues was $16,706.

We recorded $3,828 of service revenues and $0 of cost-of-service revenues for the nine months ended July 31, 2023.

For the nine months ended July 31, 2024 and 2023, general and administrative expenses were $73,117 and $467,376 and included $24,062 and $364,857 of general and administrative expenses to related parties for the nine months ended July 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

GOING CONCERN

For the nine months ended July 31, 2024, the Company incurred a net loss of $50,693 and used cash in operating activities of $62,627 and at July 31, 2024, the Company had a stockholders’ deficit of $79,596. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2023 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At July 31, 2024, our cash balance was $4,379. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2024. This evaluation was carried out by Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), our Chief Executive Officer and Chief Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Mr. Peter Yip concluded that, as of July 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2024, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: September 5, 2024	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

