Form 10-K
period 2024-10-31
GLOBAL LEADERS CORP
filed 2025-01-24
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

As of January 24, 2025, there were 154,394,750 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2024

i

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

Global Leaders Corporation, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on July 20, 2020.

On August 25, 2020, the Company acquired 100% of the equity interests of Global Leaders Corporation, an Anguilla company (“GLC Anguilla”). On August 25, 2020, GLC Anguilla acquired 100% of the equity interests of Global Leaders Academy Limited (“GLA”), a Hong Kong company, which was sold on May 1, 2022, to an unrelated party due to continuing losses incurred by GLA.

Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), founder of the Company, currently holds the positions of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company, respectively.

DESCRIPTION OF BUSINESS

We are principally engaged in providing consultancy and training services to management executives of small and medium enterprises (SMEs) and startup companies in the Asia-Pacific Region. We aspire to assist our clients in creating high-performance management teams while simultaneously improving the mindset of our clients’ management executives. Through our professional and customized consultancy services, we also seek to improve our clients’ management efficiency, as well as analyze and improve upon their workplace culture.

Three-Stage Formula

Although the exact details of our consultancy services vary based upon the needs and aspirations of our clients, the method through which we evaluate and implement our services follows a three-stage formula: (1) External/Internal Analysis; (2) Implementation; and (3) Follow-Up Stage.

(1)	External/Internal Analysis

During the initial external/internal analysis stage, we conduct interviews and meetings with our clients’ management executives, which can be conducted face-to-face or online. Our goal during the external/internal analysis stage is to gain a better understanding of the client companies as a whole and to identify any critical problems and challenges, internally or externally, our clients are facing.

(2)	Implementation

After the presentation of our diagnosis report to our clients there is a period of review where we follow up with any questions/comments they may have and ultimately work towards providing follow up services, as delineated in each individualized diagnosis report. Upon reaching an agreement with the client for these services, we execute the recommendations as advised in the diagnosis report. Typically, this will be performed through workshops and training.

(3)	Evaluation

Following the completion of training workshops, we maintain ongoing engagement with clients through regular meetings with participants and management. These follow-ups provide continuous guidance, enabling clients to identify successes, address challenges, and optimize their training outcomes.

Environmental, Social, and Governance (ESG) and Sustainability Programs

In response to the growing importance of sustainability, the Company has initiated a comprehensive range of environmental, social, and governance (ESG) and sustainability programs and solutions tailored to the needs of small and medium-sized enterprises (SMEs) in the Greater Bay Area (GBA) since the last quarter of 2023.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

As of the date of this Annual Report, we believe that we have limited risks associated with a breach in cybersecurity. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (of which we are not aware of any), have not materially affected or are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

While we lack a formal risk assessment policy or analysis and no process has been integrated into our management system, a risk assessment would likely include identification of any reasonably foreseeable internal and external risks, any likelihood and potential damage that could result from such risks, and whether existing safeguards are sufficient to manage such risks. If appropriate and necessary, we would implement reasonable safeguards to minimize identified risks and address any identified gaps in existing systems.

Primary responsibility for assessing any cybersecurity risks rests with our Chief Executive Officer, who would report any threat to our Board of Directors.

To date, we have not encountered cybersecurity threats or challenges that have materially impaired our operations, business strategy or financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have authorized capital stock consisting of 600,000,000 shares of Common Stock, $0.0001 par value per share (“Common Stock”) and 200,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). As of October 31, 2024, and 2023, 154,394,750 shares of our Common Stock were issued and outstanding.

On May 25, 2021, we received a notice of effectiveness from SEC.

On December 20, 2023, a trading symbol GLCP was assigned to the Company by FINRA’s Department of Market Operations and since then the Company’s Common Stock could be quoted and traded in the over-the counter (“OTC”) market.

ISSUANCE OF SHARES AND HOLDERS

During the year ended October 31, 2024, the Company did not issue any shares of Common Stock.

For the year ended October 31, 2023, the Company sold 668,750 shares of restricted Common Stock to eighteen (18) individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000:

Name of Shareholder	Number of Shares
Ho Ching	25,000
Tsui Hok Hoi Eddie	25,000
Lee Suk Man	125,000
Ng Wing Yee	31,250
Tang Choi Ying	12,500
Tsui Lam Oi Kwan Sandy	12,500
Wong Hou Yan Norman	12,500
Tsui Tai Hoi Raymond	200,000
Tsui Wong Dig Hong Betty	62,500
Tsui Shuk Yee Irene	12,500
Yau Kwai Ching Maggie	12,500
Tong Hing Yam Carie	37,500
Ho Kwan Ming	12,500
Szeto Yiu Kwai	12,500
Wong Kwai Ling Lucy	37,500
Leung Yuk Kuen	12,500
Leung Mei Yee Isabella	12,500
Leung Chuen Yee	12,500
Total	668,750

On October 31, 2024, our Chief Executive Officer, Chief Financial Officer and Director, Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”) beneficially owns 68.23% or 105,350,000 shares of Common Stock of the Company, comprised of his individual ownership of Common Stock of 30,100,000 shares, as well as 30,000,000 shares held by each of CSG Global Holdings Limited and CS Global Consultancy Limited, which are both controlled entirely by Mr. Peter Yip, and 15,250,000 shares of Common Stock owned by his spouse, Ms. Law Mo Ching.

As of the date of this filing, we have 154,394,750 shares of Common Stock issued and outstanding and no shares of Preferred Stock are issued and outstanding.

TRANSFER AGENT AND REGISTRAR

As of the date of this filing, our transfer agent is VStock Transfer, LLC, whose business address is 18 Lafayette Place, Woodmere, NY 11598 and telephone number is 212-828-8436.

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

DIVIDEND POLICY

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our Board of Directors out of funds legally available for such a purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the fiscal year ended October 31, 2024.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Global Leaders Corp. (the “Company” or “we”) was incorporated in the State of Nevada on July 20, 2020, and has a fiscal year end of October 31.

GOING CONCERN

For the year ended October 31, 2024, the Company incurred a net loss of $62,113 and used cash in operations of $70,297, and on October 31, 2024, the Company had a stockholders’ deficit of $91,016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s October 31, 2024, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this Annual Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of October 31, 2024, the Company’s cash balance was $570. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Years ended October 31, 2024, and 2023:

Our revenue was $39,130 and $14,061 for the years ended October 31, 2024, and 2023, respectively.

We incurred cost of revenues of $16,706 for the year ended October 31, 2024, while no such cost was incurred during the year ended October 31, 2023.

For the years ended October 31, 2024, and 2023, general and administrative (G&A) expenses were $84,537 and $514,505, respectively, and included $29,837 and $370,607 of G&A expenses to related parties, respectively.

Liquidity and Capital Resources

For the year ended October 31, 2024, the Company incurred a net loss of $62,113 and used cash in operations of $70,297, and on October 31, 2024, the Company had a stockholders’ deficit of $91,016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued.

As of October 31, 2024, the Company’s cash balance was $570. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of October 31, 2024, due to material weaknesses in our internal control over financial reporting as described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management assessed the Company’s internal control over financial reporting as of October 31, 2024, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of October 31, 2024, the Company’s internal controls over financial reporting were not effective.

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

The material weaknesses were identified by our President, Chief Executive Officer, and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of October 31, 2024.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Biographical information regarding the executive officer and director of the Company is as follows:

NAME	AGE	POSITION
Yip Hoi Hing Peter	67	President, Chief Executive Officer, Chief Financial Officer, Chairman of Board of Directors

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

Yip Hoi Hing Peter, 67, is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of the Company. Mr. Yip graduated from banking in Association of Chartered Institute of Bankers London and Master of Business Administration degree in Hong Kong Polytechnic University, Mr. Yip has held various senior positions in ABN AMRO, Standard Chartered Bank, JPMorgan Chase and CSG Group Holdings Limited in the last 30 years. He was the regional training manager in ABN AMRO from 1982 to 1992, spearheading the training function in the Asia Pacific region. In 1993, he took up the position of Regional Training Consultant in Standard Chartered Bank to develop corporate bankers’ relationship management competencies. From 1994 to 2003, Mr. Yip was the Head of Learning & Development, North Asia in JPMorgan Chase, specializing in organizational integration, leadership alignment, change management, culture development, performance management and feedback management. After a 20 years’ career in banking, Mr. Yip started his entrepreneurship as the Founder & CEO of CSG Group Holdings Limited in 2003. In the past 20 years, he has set up a diversified business in Asia Pacific, ranging from market research, business consulting to corporate advisory.

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

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceedings to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our sole officer and director, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only one director, and to date, such a director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole officer and director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

CODE OF ETHICS

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or directors expand in the future, we may take action to adopt a formal Code of Ethics.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned, or accrued for services by our Chief Executive Officer and Chief Financial Officer in the fiscal years ended October 31, 2024, and 2023:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yip Hoi Hing Peter (1)	2024	-	-	-	-	-	-	-	$-
Chief Executive Officer, Chief Financial Officer

Yip Hoi Hing Peter (1)	2023	-	-	-	-	-	-	-	$-
Chief Executive Officer, Chief Financial Officer

(1) Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), our Chief Executive Officer, Chief Financial Officer, and Director, was not compensated for his services provided to the Company during the years ended October 31, 2024, and 2023, respectively.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers or directors since our incorporation.

EMPLOYMENT AGREEMENTS

We do not have an employment or consulting agreement with any officers or directors.

DIRECTOR’S COMPENSATION

The following table sets forth our director’s compensation for the year ended October 31, 2024 (2023: Nil).

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

The following table lists, as of October 31, 2024, the number of shares of Common Stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each officer and director of the Company; and (iii) all officers and directors if any as a group.

The percentages below are calculated based on 154,394,750 shares of our Common Stock issued and outstanding as of October 31, 2024. We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our Common Stock.

Name of Beneficial Owner	Number of Common Stock Owned	Percentage of Ownership

Yip Hoi Hing Peter (1)	105,350,000	68.23%
Yip Sau Fong (2)	10,000,000	6.48%
Yip Sau Fan Fanny (2)	10,000,000	6.48%
Greenpro Venture Capital Limited (3)	9,000,000	5.83%
Lee Chong Kuang (4)	8,000,000	5.18%

(1)	Mr. Yip Hoi Hing Peter (“Mr. Peter Yip”), Chief Executive Officer, Chief Financial Officer and Director of the Company, his 68.23% shareholdings or ownership of 105,350,000 shares comprises his individual ownership of Common Stock of 30,100,000 shares as well as 30,000,000 shares held by each of CSG Global Holdings Limited and CS Global Consultancy Limited, which are both controlled entirely by Mr. Peter Yip, and the 15,250,000 shares of Common Stock owned by his spouse, Ms. Law Mo Ching.

(2)	Ms. Yip Sau Fong and Ms. Yip Sau Fan Fanny are sisters of Mr. Peter Yip.

(3)	Greenpro Venture Capital Limited is owned and controlled entirely by Greenpro Capital Corp. or “GRNQ,” a NASDAQ listed Company.

(4)	Mr. Lee Chong Kuang is chief executive officer and a director of Greenpro Capital Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountant with respect to our last two fiscal years:

	Year ended October 31,
	2024	2023
Audit fees (1)	$45,143	$38,640
Audit related fees (2)	-	-
Tax fees (3)	5,749	10,805
Total	$50,892	$49,445

(1)	The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

2024 audit fees were comprised of the balance of 2023 annual audit fee of $7,325, the 2024 annual audit fee of $18,000 and the quarterly review fees of 19,818 for the year ended October 31, 2024, respectively.

2023 audit fees were comprised of the part of 2023 annual audit fee of $10,000 and the quarterly review fees of $28,640 for the year ended October 31, 2023, respectively.

(2)	The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

During the years ended October 31, 2024, and 2023, neither audit related services were rendered by our principal accountant nor audit related fees were incurred by the Company.

(3)	The category of “Tax fees” includes services for tax compliance, tax filings and tax advice.

Our principal accountant rendered tax services for the Company, $5,749 and $10,805 tax services fees were incurred by the Company for the years ended October 31, 2024, and 2023, respectively.

During the years ended October 31, 2024, and 2023, all the audit and tax services were provided by our principal accountant, Weinberg & Company, P.A, and all the services were pre-approved by the Board of Directors.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: January 24, 2025	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Global Leaders Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Leaders Corp. (the “Company”) as of October 31, 2024, and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024, and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended October 31, 2024, the Company incurred a net loss and had negative cash flows from operating activities, and at October 31, 2024, had a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

/s/ Weinberg & Company, P.A.

Los Angeles, California

January 24, 2025

GLOBAL LEADERS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2024, AND 2023

(Expressed in U.S. Dollars)

	October 31, 2024	October 31, 2023

ASSETS
Current assets
Cash	$570	$1,874
Prepaid expenses	2,970	2,871
Prepaid expense to related party	-	1,915
Total currents assets	3,540	6,660

TOTAL ASSETS	$3,540	$6,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$-	$10,000
Due to officer/principal shareholder	94,556	25,563
Total current liabilities	94,556	35,563

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding on October 31, 2024, and 2023
Common stock, $0.0001 par value, 600,000,000 shares authorized; 154,394,750 shares issued and outstanding on October 31, 2024, and 2023	15,439	15,439
Additional paid in capital	1,424,320	1,424,320
Accumulated other comprehensive income	3,332	3,332
Accumulated deficit	(1,534,107)	(1,471,994)
Total stockholders’ deficit	(91,016)	(28,903)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,540	$6,660

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED OCTOBER 31, 2024, AND 2023

(Expressed in U.S. Dollars)

	Year ended October 31,
	2024	2023

Revenues	$39,130	$14,061

Operating costs and expenses:
Costs of revenues	16,706	-
General and administrative expenses-related parties	29,837	370,607
General and administrative expenses	54,700	143,898
Total operating costs and expenses	101,243	514,505

Net loss and comprehensive loss	$(62,113)	$(500,444)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	154,394,750	154,365,315

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED OCTOBER 31, 2024, AND 2023

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2022	153,726,000	$15,372	$889,387	$3,332	$(971,550)	$(63,459)
Common Stock issued for cash in a private placement	668,750	67	534,933	-	-	535,000
Net loss	-	-	-	-	(500,444)	(500,444)
Balance, October 31, 2023	154,394,750	15,439	1,424,320	3,332	(1,471,994)	(28,903)
Net loss	-	-	-	-	(62,113)	(62,113)
Balance, October 31, 2024	154,394,750	$15,439	$1,424,320	$3,332	$(1,534,107)	$(91,016)

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2024, AND 2023

(Expressed in U.S. Dollars)

	Year ended October 31,
	2024	2023

Cash Flows From Operating Activities
Net loss	$(62,113)	$(500,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(99)	(830)
Prepaid expense to related party	1,915	(1,915)
Accrued liabilities	(10,000)	-
Net cash used in operating activities	(70,297)	(503,189)

Cash Flows From Financing Activities
Advances from officer/principal shareholder	164,872	19,234
Repayment of advances from officer/principal shareholder	(95,879)	(49,968)
Proceeds from shares issued for cash in a private placement	-	535,000
Net cash provided by financing activities	68,993	504,266

Net (decrease) increase in cash	(1,304)	1,077
Cash at the beginning of year	1,874	797

Cash at the end of year	$570	$1,874

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to the consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2024, AND 2023

(Expressed in U.S. Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Global Leaders Corporation, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on July 20, 2020.

The Company is principally engaged in providing consultancy and training services to management executives of small and medium enterprises (SMEs) and startup companies in the Asis-Pacific Region.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the year ended October 31, 2024, the Company recorded a net loss of $62,113 and used cash in operations of $70,297. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of October 31, 2024, the Company’s cash balance was $570. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Risks & uncertainties resulting from inflation, COVID-19, and geopolitical instability

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

Higher inflation, the actions by the Federal Reserve Bank to address inflation, most notably continuing increases in interest rates, and rising food and energy prices in combination with higher labor costs create uncertainty about the future economic environment. The implications of higher government deficits and debt, tighter monetary policy, and higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses. It is possible that deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, access our existing cash, or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

Basis of presentation

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

The Company’s revenue consists of revenue from delivering consultancy and training services. Revenue is recognized in the period in which the services are delivered, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue.

Cost of revenue consists of rental of instructional facilities directly attributable to training courses rendered.

Cash

Cash consists of funds on hand and held in bank accounts. Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. The Company had no cash equivalents as of October 31, 2024, or 2023.

	As of October 31,
	2024	2023

Cash
Denominated in United States Dollars	$195	$707
Denominated in Hong Kong Dollars	375	1,167
Cash	$570	$1,874

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of October 31, 2024, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality. At October 31, 2024, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company conducts its business in Hong Kong and is subject to tax in Hong Kong jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the Hong Kong tax authorities.

Advertising costs

Advertising costs are expensed as incurred and were $0 and $16,078 in 2024 and 2023, respectively.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the years ended October 31,
	2024	2023
Period-end HK$ : US$1 exchange rate	7.77	7.82
Period-average HK$ : US$1 exchange rate	7.81	7.83

Net income or loss per share

The Company calculates net income or loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income or loss per share is computed like basic net income or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of October 31, 2024, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the year ended October 31, 2024, two customers accounted for 32% (16% each) of the Company’s revenue. For the year ended October 31, 2023, five customers accounted for 100% (one customer for 28%, and four customers for 18% each) of the Company’s revenue.

For the year ended October 31, 2024, one vendor accounted for 100% of the Company’s cost of service revenues.

For the years ended October 31, 2024, and 2023, three vendors accounted for 86% (39%, 35% and 12%) and two vendors accounted for 75% (65% and 10%) of the Company’s operating expenses, respectively.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. The Company adopted this guidance effective November 1, 2023, and the adoption of this standard did not have a material impact on its consolidated financial statements.

Other recent accounting guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - STOCKHOLDERS’ DEFICIT

During the year ended October 31, 2024, the Company did not issue any shares of its Common Stock.

For the year ended October 31, 2023, the Company sold 668,750 shares of restricted Common Stock to eighteen (18) individuals in a private placement at a price of $0.80 per share, for total proceeds of $535,000. The proceeds were used to fund the expansion of the Company’s operations.

NOTE 3 - INCOME TAXES

The Company had no income tax expense for the years ended October 31, 2024, and 2023, respectively. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended October 31,
	2024	2023

Loss from continuing operations before income tax:	$(62,113)	$(500,444)
U.S. Federal statutory tax rate	21%	21%
Income tax benefit at statutory rate	(13,044)	(105,093)
Foreign tax rate difference	-	-
Change in valuation allowance	13,044	105,093
Income tax provision	$-	$-

	As of October 31,
	2024	2023
Components of deferred tax assets:
Net operating loss carryforwards	$267,703	$254,659
Gross deferred tax assets	267,703	254,659
Less: valuation allowance	(267,703)	(254,659)
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of October 31, 2024, and 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of October 31, 2024, and 2023, no liability for unrecognized tax benefits was required to be recorded or disclosed.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

As of October 31, 2022, the balance due to Mr. Peter Yip for advances to the Company for supporting its operations was $56,297. During the year ended October 31, 2023, advances to the Company from Mr. Peter Yip totaled $19,234, and repayments of advances by the Company to Mr. Peter Yip totaled $49,968. As of October 31, 2023, the balance due to Mr. Peter Yip for advances to the Company was $25,563. During the year ended October 31, 2024, advances to the Company from Mr. Peter Yip totaled $165,914, and repayments of advances by the Company to Mr. Yip totaled $96,921. As of October 31, 2024, the balance due to Mr. Peter Yip for advances to the Company was $94,556. The advances are due on demand, are unsecured and are non-interest bearing.

During the year ended October 31, 2024, the Company did not incur any fees to Mr. Peter Yip’s companies. For the year ended October 31, 2023, fees paid to CS Global totaled $336,828 including management fees of $89,621, and office usage and manpower support of $247,207.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), holds 9,000,000 shares of the Company’s Common Stock, and is currently a 5.83% shareholder of the Company. In addition, three executives of Greenpro, who collectively hold 16,000,000 shares of the Company’s Common Stock, are currently 10.36% shareholders of the Company.

As of October 31, 2024, the Company did not pay any fees to Greenpro in advance. As of October 31, 2023, the Company prepaid accounting fees to Greenpro of $1,915.

For the year ended October 31, 2024, the Company incurred total fees to Greenpro of $29,837, consisting of accounting fees of $26,040 and company secretarial fees of $3,797, respectively. For the year ended October 31, 2023, the Company incurred total fees to Greenpro of $33,779, including accounting fees of $28,299, administration fees of $640, advisory fees of $800 and company secretarial fees of $4,040, respectively.

