Form 10-Q
period 2025-01-31
GLOBAL LEADERS CORP
filed 2025-03-10
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

There is no public trading market for the shares of Common Stock of Global Leaders Corp. As a result, the aggregate market value of the common units held by non-affiliates of Global Leaders Corp. cannot be determined.

As of March 10, 2025, there were 154,394,750 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED JANUARY 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Global Leaders Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditure as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions, and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2025 AND OCTOBER 31, 2024

(Expressed in U.S. Dollars)

	January 31, 2025	October 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$2,280	$570
Prepaid expenses	1,980	2,970
Total currents assets	4,260	3,540

TOTAL ASSETS	$4,260	$3,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Due to officer/principal shareholder	$127,944	$94,556
Total current liabilities	127,944	94,556

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding on January 31, 2025 and October 31, 2024
Common Stock, $0.0001 par value, 600,000,000 shares authorized; 154,394,750 shares issued and outstanding on January 31, 2025 and October 31, 2024	15,439	15,439
Additional paid in capital	1,424,320	1,424,320
Accumulated other comprehensive income	3,332	3,332
Accumulated deficit	(1,566,775)	(1,534,107)
Total stockholders’ deficit	(123,684)	(91,016)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,260	$3,540

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended January 31,
	2025	2024

Revenues	$2,567	$7,678

Operating expenses:
General and administrative expenses-related party	5,790	8,755
General and administrative expenses	29,445	21,143
Total operating expenses	35,235	29,898

Net loss and comprehensive loss	$(32,668)	$(22,220)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	154,394,750	154,394,750

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Expressed in U.S. Dollars)

Three months ended January 31, 2025 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2024	154,394,750	$15,439	$1,424,320	$3,332	$(1,534,107)	$(91,016)
Net loss	-	-	-	-	(32,668)	(32,668)
Balance, January 31, 2025 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,566,775)	$(123,684)

Three months ended January 31, 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2023	154,394,750	$15,439	$1,424,320	$3,332	$(1,471,994)	$(28,903)
Net loss	-	-	-	-	(22,220)	(22,220)
Balance, January 31, 2024 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,494,214)	$(51,123)

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended January 31,
	2025	2024

Cash Flows From Operating Activities
Net loss	$(32,668)	$(22,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	990	(1,736)
Prepaid expense to related party	-	(6)
Accrued liabilities	-	(10,000)
Net cash used in operating activities	(31,678)	(33,962)

Cash Flows From Financing Activities
Advances from officer/principal shareholder	33,388	33,275
Net cash provided by financing activities	33,388	33,275

Net increase (decrease) in cash	1,710	(687)
Cash at the beginning of period	570	1,874

Cash at the end of period	$2,280	$1,187

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the three months ended January 31, 2025, the Company recorded a net loss of $32,668 and used cash in operations of $31,678. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies our audited consolidated financial statements as of and for the year ended October 31, 2024.

As of January 31, 2025, the Company’s cash balance was $2,280. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

The Company’s cost of revenue consists of rental of instructional facilities directly attributable to training courses rendered.

Cash

Cash consists of funds on hand and held in bank accounts. Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. The Company had no cash equivalents as of January 31, 2025, and October 31, 2024.

	As of January 31, 2025	As of October 31, 2024
	(Unaudited)
Cash
Denominated in United States Dollars	$59	$195
Denominated in Hong Kong Dollars	2,221	375
Cash	$2,280	$570

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of January 31, 2025, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality. At January 31, 2025, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

Fair value measurements

The Company follows the guidance of ASC 820-10, “Fair Value Measurements and Disclosures”, with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the input used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company believes the carrying amount reported in the balance sheet for cash, prepaid expenses and due to an officer/principal shareholder, approximate their fair values because of the short-term nature of these financial instruments.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary maintains its books and records in its functional currency, Hong Kong Dollars (“HK$”).

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not US$, are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity or deficit.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended January 31,
	2025	2024
Period-end HK$ : US$1 exchange rate	7.79	7.82
Period-average HK$ : US$1 exchange rate	7.78	7.81

Net income or loss per share

The Company calculates net income or loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income or loss per share is computed like basic net income or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of January 31, 2025, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Segment Information

The Company’s Chief Executive Officer and President (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the consolidated financial results of Global Leaders Corp. (see Note 4).

Concentrations

For the three months ended January 31, 2025, one customer accounted for 100% of the Company’s revenue. For the three months ended January 31, 2024, two customers accounted for 100% (50% each) of the Company’s revenue.

For the three months ended January 31, 2025, and 2024, two vendors accounted for 92% (75% and 17%) and three vendors accounted for 94% (34%, 31% and 29%) of the Company’s operating expenses, respectively.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. As of January 31, 2025, the Company has adopted ASU 2023-07. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but has resulted in additional disclosures within the footnotes to our consolidated financial statements (See Note 4).

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. The Company adopted the guidance effective November 1, 2023, and the adoption of this standard did not have a material impact on its consolidated financial statements.

Other recent accounting guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – STOCKHOLDERS’ DEFICIT

During the three months ended January 31, 2025, and 2024, the Company did not issue any shares of its Common Stock.

NOTE 3 - RELATED PARTY TRANSACTIONS

Mr. Yip Hoi Hing Peter, our Chief Executive Officer, Chief Financial Officer, and Director, and his spouse control 68.23% of the Company’s restricted Common Stock, including 38.86% collectively owned by two companies owned by Mr. Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited.

As of October 31, 2024, the balance due to Mr. Yip for advances to the Company for supporting its operations was $94,556. During the three months ended January 31, 2025, Mr. Yip further advanced $33,388 to the Company, and as of January 31, 2025, the balance due to Mr. Yip was $127,944. The advances are due on demand, are unsecured and are non-interest bearing.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is currently a 5.83% shareholder of the Company. In addition, three executives of Greenpro are currently 10.36% shareholders of the Company.

For the three months ended January 31, 2025, and 2024, the Company incurred accounting fees to Greenpro of $5,790 and $8,755, respectively.

NOTE 4 - SEGMENT INFORMATION

The Company operates and manages its business as one reportable and operating segment dedicated to the delivering consultancy and training services of Global Leaders Corp. The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, the Company manages the business activities on a consolidated basis.

The Company’s CODM reviews financial information presented on a consolidated basis and decides how to allocate resources based on net income (loss). Consolidated net income (loss) is used for evaluating financial performance.

Significant segment expenses include accounting-related party, filing fees, and external professional fees. Operating expenses include all the remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three months ended January 31,
	2025	2024
Revenue	$2,567	$7,678

Less:
Accounting-related party	5,790	8,755
Professional fees	27,655	19,585
Operating expenses	1,790	1,558
Net loss	$(32,668)	$(22,220)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Global Leaders Corp., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the October 31, 2024 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended October 31, 2024 filed with the SEC on January 24, 2025. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Results of Operations

Three Months Ended January 31, 2025, and 2024

We recorded $2,567 and $7,678 of revenues for the three months ended January 31, 2025, and 2024, respectively.

For the three months ended January 31, 2025 and 2024, no cost of revenues was incurred.

For the three months ended January 31, 2025, and 2024, general and administrative expenses were $35,235 and $29,898 and included $5,790 and $8,755 of general and administrative expenses to a related party for the three months ended January 31, 2025, and 2024, respectively.

Liquidity and Capital Resources

GOING CONCERN

For the three months ended January 31, 2025, the Company incurred a net loss of $32,668 and used cash in operating activities of $31,678 and at January 31, 2025, the Company had a stockholders’ deficit of $123,684. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2024 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At January 31, 2025, our cash balance was $2,280. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2025. This evaluation was carried out by Mr. Yip Hoi Hing Peter, our Chief Executive Officer and Chief Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Mr. Yip concluded that, as of January 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2025, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: March 10, 2025	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

