Form 10-Q
period 2025-04-30
GLOBAL LEADERS CORP
filed 2025-05-27
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of May 27, 2025, there were 154,394,750 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED APRIL 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2025 AND OCTOBER 31, 2024

(Expressed in U.S. Dollars)

	April 30, 2025	October 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$232	$570
Prepaid expenses	4,642	2,970
Total currents assets	4,874	3,540

TOTAL ASSETS	$4,874	$3,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Due to officer/principal shareholder	$138,878	$94,556
Total current liabilities	138,878	94,556

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding on April 30, 2025 and October 31, 2024	-	-
Common Stock, $0.0001 par value, 600,000,000 shares authorized; 154,394,750 shares issued and outstanding on April 30, 2025 and October 31, 2024	15,439	15,439
Additional paid in capital	1,424,320	1,424,320
Accumulated other comprehensive income	3,332	3,332
Accumulated deficit	(1,577,095)	(1,534,107)
Total stockholders’ deficit	(134,004)	(91,016)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,874	$3,540

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024

Revenues	$-	$5,112	$2,567	$12,790

Operating expenses:
General and administrative-related party	5,791	5,754	11,581	14,509
General and administrative-other	4,529	7,128	33,974	28,271
Total operating expenses	10,320	12,882	45,555	42,780

Net loss and comprehensive loss	$(10,320)	$(7,770)	$(42,988)	$(29,990)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	154,394,750	154,394,750	154,394,750	154,394,750

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2025 AND 2024

(Expressed in U.S. Dollars)

Three months ended April 30, 2025 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, January 31, 2025 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,566,775)	$(123,684)
Net loss	-	-	-	-	(10,320)	(10,320)
Balance, April 30, 2025 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,577,095)	$(134,004)

Six months ended April 30, 2025 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2024	154,394,750	$15,439	$1,424,320	$3,332	$(1,534,107)	$(91,016)
Net loss	-	-	-	-	(42,988)	(42,988)
Balance, April 30, 2025 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,577,095)	$(134,004)

Three months ended April 30, 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, January 31, 2024 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,494,214)	$(51,123)
Net loss	-	-	-	-	(7,770)	(7,770)
Balance, April 30, 2024 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,501,984)	$(58,893)

Six months ended April 30, 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2023	154,394,750	$15,439	$1,424,320	$3,332	$(1,471,994)	$(28,903)
Net loss	-	-	-	-	(29,990)	(29,990)
Balance, April 30, 2024 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,501,984)	$(58,893)

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Six months ended April 30,
	2025	2024

Cash Flows From Operating Activities
Net loss	$(42,988)	$(29,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(1,672)	168
Prepaid expense to related party	-	(3)
Accrued liabilities	-	(10,000)
Net cash used in operating activities	(44,660)	(39,825)

Cash Flows From Financing Activities
Advances from officer/principal shareholder	44,322	97,101
Net cash provided by financing activities	44,322	97,101

Net (decrease) increase in cash	(338)	57,276
Cash at the beginning of period	570	1,874

Cash at the end of period	$232	$59,150

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2025 AND 2024

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the six months ended April 30, 2025, the Company recorded a net loss of $42,988 and used cash in operations of $44,660. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies our audited consolidated financial statements as of and for the year ended October 31, 2024.

As of April 30, 2025, the Company’s cash balance was $232. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Basis of presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited condensed financial statements of the Company for the three months ended March 31, 2025, and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all the adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of the management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results obtained for the full fiscal year. The balance sheet information as of October 31, 2024, was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended October 31, 2024, and 2023 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with that report.

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

Cash

Cash consists of funds on hand and held in bank accounts. Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. The Company had no cash equivalents as of April 30, 2025, and October 31, 2024.

	As of April 30, 2025	As of October 31, 2024
	(Unaudited)
Cash
Denominated in United States Dollars	$3	$195
Denominated in Hong Kong Dollars	229	375
Cash	$232	$570

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of April 30, 2025, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality. On April 30, 2025, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not US$, are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the reporting period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity or deficit.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended April 30,
	2025	2024
Period-end HK$ : US$1 exchange rate	7.76	7.82
Period-average HK$ : US$1 exchange rate	7.78	7.82

Net income or loss per share

The Company calculates net income or loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income or loss per share is computed like basic net income or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of April 30, 2025, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Segment information

The Company’s Chief Executive Officer and President (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the consolidated financial results of Global Leaders Corp. (see Note 3).

Concentrations

For the six months ended April 30, 2025, one customer accounted for 100% of the Company’s revenue. For the three and six months ended April 30, 2024, two customers accounted for 100% (50% each) of the Company’s revenue.

For the three and six months ended April 30, 2025, two vendors accounted for 67% (56% and 11%) and 86% (61% and 25%) of the Company’s operating expenses, respectively. For the three months and six months ended April 30, 2024, two vendors accounted for 80% (45% and 35%) and three vendors accounted for 90% (34%, 32% and 24%) of the Company’s operating expenses, respectively.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. The Company adopted the guidance effective November 1, 2023, and the adoption of this standard did not have a material impact on its condensed consolidated financial statements.

Other recent accounting guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Mr. Yip Hoi Hing Peter, our Chief Executive Officer, Chief Financial Officer, and Director, and his spouse control 68.23% of the Company’s restricted Common Stock, including 38.86% collectively owned by two companies owned by Mr. Yip, CS Global Consultancy Limited (“CS Global”) and CSG Group Holdings Limited.

As of October 31, 2024, the balance due to Mr. Yip for advances to the Company for supporting its operations was $94,556. During the six months ended April 30, 2025, Mr. Yip further advanced $44,322 to the Company, and as of April 30, 2025, the balance due to Mr. Yip was $138,878. The advances are due on demand, are unsecured and are non-interest bearing.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is currently a 5.83% shareholder of the Company. In addition, three executives of Greenpro are currently 10.36% shareholders of the Company.

For the three and six months ended April 30, 2025, the Company incurred accounting fees to Greenpro of $5,791 and $11,581, respectively, while the Company incurred accounting fees to Greenpro of $5,754 and $14,509 for the three and six months ended April 30, 2024, respectively.

NOTE 3 - SEGMENT INFORMATION

The Company operates and manages its business as one reportable and operating segment dedicated to delivering consultancy and training services of Global Leaders Corp. The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, the Company manages the business activities on a consolidated basis.

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

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024

Revenues	$-	$5,112	$2,567	$12,790

Less:
Accounting-related party	5,791	5,754	11,581	14,509
Professional fees	3,075	5,948	30,730	25,533
Operating expenses	1,454	1,180	3,244	2,738
Net loss	$(10,320)	$(7,770)	$(42,988)	$(29,990)

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

Results of Operations

Three Months Ended April 30, 2025, and 2024

We recorded $0 and $5,112 of revenues for the three months ended April 30, 2025, and 2024, respectively.

For the three months ended April 30, 2025 and 2024, no cost of revenues was incurred.

For the three months ended April 30, 2025, and 2024, general and administrative expenses were $10,320 and $12,882 and included $5,791 and $5,754 of general and administrative expenses to a related party for the three months ended April 30, 2025, and 2024, respectively.

Six Months Ended April 30, 2025, and 2024

We recorded $2,567 and $12,790 of revenues for the six months ended April 30, 2025, and 2024, respectively.

For the six months ended April 30, 2025 and 2024, no cost of revenues was incurred.

For the six months ended April 30, 2025, and 2024, general and administrative expenses were $45,555 and $42,780 and included $11,581 and $14,509 of general and administrative expenses to a related party for the six months ended April 30, 2025, and 2024, respectively.

Liquidity and Capital Resources

GOING CONCERN

For the six months ended April 30, 2025, the Company incurred a net loss of $42,988 and used cash in operating activities of $44,660 and on April 30, 2025, the Company had a stockholders’ deficit of $134,004. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2024 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On April 30, 2025, our cash balance was $232. Management estimates that the current funds on hand will be sufficient to continue operations through the next three months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2025. This evaluation was carried out by Mr. Yip Hoi Hing Peter, our Chief Executive Officer and Chief Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Mr. Yip concluded that, as of April 30, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2025, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: May 27, 2025	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

