Form 10-Q
period 2025-07-31
GLOBAL LEADERS CORP
filed 2025-09-05
CIK 1830696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒ Emerging growth company ☐

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

As of September 5, 2025, there were 154,394,750 shares of Common Stock, $0.0001 par value per share, outstanding.

GLOBAL LEADERS CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED JULY 31, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2025 AND OCTOBER 31, 2024

(Expressed in U.S. Dollars)

	July 31, 2025	October 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$151	$570
Prepaid expenses	2,558	2,970
Total currents assets	2,709	3,540

TOTAL ASSETS	$2,709	$3,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Due to officer/principal shareholder	$144,613	$94,556
Total current liabilities	144,613	94,556

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding on July 31, 2025 and October 31, 2024	-	-
Common Stock, $0.0001 par value, 600,000,000 shares authorized; 154,394,750 shares issued and outstanding on July 31, 2025 and October 31, 2024	15,439	15,439
Additional paid in capital	1,424,320	1,424,320
Accumulated other comprehensive income	3,332	3,332
Accumulated deficit	(1,584,995)	(1,534,107)
Total stockholders’ deficit	(141,904)	(91,016)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,709	$3,540

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024

Revenues	$-	$26,340	$2,567	$39,130

Operating costs and expenses:
Cost of service revenues	-	16,706	-	16,706
General and administrative-related party	5,734	9,553	17,315	24,062
General and administrative-other	2,166	20,784	36,140	49,055
Total operating costs and expenses	7,900	47,043	53,455	89,823

Net loss and comprehensive loss	$(7,900)	$(20,703)	$(50,888)	$(50,693)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	154,394,750	154,394,750	154,394,750	154,394,750

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2025 AND 2024

(Expressed in U.S. Dollars)

Three months ended July 31, 2025 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, April 30, 2025 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,577,095)	$(134,004)
Net loss	-	-	-	-	(7,900)	(7,900)
Balance, July 31, 2025 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,584,995)	$(141,904)

Nine months ended July 31, 2025 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2024	154,394,750	$15,439	$1,424,320	$3,332	$(1,534,107)	$(91,016)
Net loss	-	-	-	-	(50,888)	(50,888)
Balance, July 31, 2025 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,584,995)	$(141,904)

Three months ended July 31, 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, April 30, 2024 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,501,984)	$(58,893)
Net loss	-	-	-	-	(20,703)	(20,703)
Balance, July 31, 2024 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,522,687)	$(79,596)

Nine months ended July 31, 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, October 31, 2023	154,394,750	$15,439	$1,424,320	$3,332	$(1,471,994)	$(28,903)
Net loss	-	-	-	-	(50,693)	(50,693)
Balance, July 31, 2024 (Unaudited)	154,394,750	$15,439	$1,424,320	$3,332	$(1,522,687)	$(79,596)

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended July 31,
	2025	2024

Cash Flows From Operating Activities
Net loss	$(50,888)	$(50,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	412	(1,929)
Prepaid expense to related party	-	(5)
Accrued liabilities	-	(10,000)
Net cash used in operating activities	(50,476)	(62,627)

Cash Flows From Financing Activities
Advances from officer/principal shareholder	50,057	65,132
Net cash provided by financing activities	50,057	65,132

Net (decrease) increase in cash	(419)	2,505
Cash at the beginning of period	570	1,874

Cash at the end of period	$151	$4,379

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to the condensed consolidated financial statements.

GLOBAL LEADERS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2025 AND 2024

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the nine months ended July 31, 2025, the Company recorded a net loss of $50,888 and used cash in operations of $50,476. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. In addition, our independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies our audited consolidated financial statements as of and for the year ended October 31, 2024.

As of July 31, 2025, the Company’s cash balance was $151. Management estimates that the current funds on hand will not be sufficient to continue operations through the next twelve months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Basis of presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited condensed financial statements of the Company for the three and nine months ended July 31, 2025, and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all the adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of the management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results obtained for the full fiscal year. The balance sheet information as of October 31, 2024, was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended October 31, 2024, and 2023 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with that report.

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

Cash

Cash consists of funds on hand and held in bank accounts. Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less, including money market funds. The Company had no cash equivalents as of July 31, 2025, and October 31, 2024.

	As of July 31, 2025	As of October 31, 2024
	(Unaudited)
Cash
Denominated in United States Dollars	$3	$195
Denominated in Hong Kong Dollars	148	375
Cash	$151	$570

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of July 31, 2025, substantially all the Company’s cash was held by a major financial institution located in Hong Kong, which management believes is of high credit quality. On July 31, 2025, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended July 31,
	2025	2024
Period-end HK$ : US$1 exchange rate	7.85	7.81
Period-average HK$ : US$1 exchange rate	7.80	7.82

Net income or loss per share

The Company calculates net income or loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income or loss per share is computed like basic net income or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of July 31, 2025, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

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

Concentrations

For the three and nine months ended July 31, 2025, no revenue was recorded and one customer accounted for 100% of the Company’s revenue, respectively.

For the three and nine months ended July 31, 2024, no customer accounted for 10% or more of the Company’s revenue and two customers accounted for 32% (16% each) of the Company’s revenue, respectively.

For the three and nine months ended July 31, 2025, no cost of revenues was incurred, while for the three and nine months ended July 31, 2024, one vendor accounted for 100% of the Company’s cost of service revenues.

For the three and nine months ended July 31, 2025, one vendor accounted for 73% and two vendors accounted for 84% (52% and 32%) of the Company’s operating expenses, respectively.

For the three months and nine months ended July 31, 2024, two vendors accounted for 82% (50% and 32%) and three vendors accounted for 86% (40%, 33% and 13%) of the Company’s operating expenses, respectively.

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

As of October 31, 2024, the balance due to Mr. Yip for advances to the Company for supporting its operations was $94,556. During the nine months ended July 31, 2025, Mr. Yip further advanced $50,057 to the Company, and as of July 31, 2025, the balance due to Mr. Yip was $144,613. The advances are due on demand, are unsecured and are non-interest bearing.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is currently a 5.83% shareholder of the Company. In addition, three executives of Greenpro are currently 10.36% shareholders of the Company.

For the three and nine months ended July 31, 2025, the Company incurred accounting fees to Greenpro of $5,734 and $17,315, respectively, while the Company incurred service fees to Greenpro of $9,553 including accounting fees of $5,757 and company secretarial fees of $3,796 and $24,062 including accounting fees of $20,266 and company secretarial fees of $3,796 for the three and nine months ended July 31, 2024, respectively.

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

Significant segment expenses include cost of service revenues, accounting-related party, company secretarial-related party, filing fees, and external professional fees. Operating expenses include all the remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024

Revenues	$-	$26,340	$2,567	$39,130

Less:
Cost of service revenues	-	16,706	-	16,706
Accounting-related party	5,734	5,757	17,315	20,266
Company secretarial-related party	-	3,796	-	3,796
Professional fees	-	15,250	27,645	39,143
Operating expenses	2,166	5,534	8,495	9,912
Net loss	$(7,900)	$(20,703)	$(50,888)	$(50,693)

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

Results of Operations

Three Months Ended July 31, 2025, and 2024

We recorded $0 and $26,340 of revenues for the three months ended July 31, 2025, and 2024, respectively.

For the three months ended July 31, 2025, no cost of revenues was incurred, while for the three months ended July 31, 2024, cost of service revenues of $16,706 was incurred.

For the three months ended July 31, 2025, and 2024, general and administrative expenses were $7,900 and $30,337 and included $5,734 and $9,553 of general and administrative expenses to a related party for the three months ended July 31, 2025, and 2024, respectively.

Nine Months Ended July 31, 2025, and 2024

We recorded $2,567 and $39,130 of revenues for the nine months ended July 31, 2025, and 2024, respectively.

For the nine months ended July 31, 2025, no cost of revenues was incurred, while for the nine months ended July 31, 2024, cost of service revenues of $16,706 was incurred.

For the nine months ended July 31, 2025, and 2024, general and administrative expenses were $53,455 and $73,117 and included $17,315 and $24,062 of general and administrative expenses to a related party for the nine months ended July 31, 2025, and 2024, respectively.

Liquidity and Capital Resources

GOING CONCERN

For the nine months ended July 31, 2025, the Company incurred a net loss of $50,888 and used cash in operating activities of $50,476 and on July 31, 2025, the Company had a stockholders’ deficit of $141,904. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s October 31, 2024 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On July 31, 2025, our cash balance was $151. Management estimates that the current funds on hand will not be sufficient to continue operations through the next twelve months. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2025. This evaluation was carried out by Mr. Yip Hoi Hing Peter, our Chief Executive Officer and Chief Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer, respectively. Based upon that evaluation, Mr. Yip concluded that, as of July 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2025, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL LEADERS CORP.
(Name of Registrant)

Date: September 5, 2025	By:	/s/ Yip Hoi Hing Peter
	Name:	Yip Hoi Hing Peter
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

